Form 10QSB
period 1995-09-30
SABA PETROLEUM CO
filed 1995-11-15
CIK 312340

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

-------------------------------------------------------------------------------

                                  FORM 10-QSB

-------------------------------------------------------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               SEPTEMBER 30, 1995

                        Commission File Number 1-12322

-------------------------------------------------------------------------------

                            SABA PETROLEUM COMPANY

-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Colorado                           47-0617589
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)

                            17512 Von Karman Avenue
                            Irvine, California 92714
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (714) 724-1112

                                 Not Applicable

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES    X    NO
                                   -----     -----

At November 10, 1995, 4,189,590 shares of common stock, no par value, were outstanding.

                             SABA PETROLEUM COMPANY


                                    CONTENTS

                                                                                                      Page(s)
PART I. - FINANCIAL INFORMATION
-------------------------------

Item 1. Financial Statements

                 Condensed Consolidated Balance Sheet as of September 30, 1995                         3

                 Condensed Consolidated Statements of Operations for
                          the nine and three month periods ended
                          September 30, 1995 and 1994                                                  4

                 Condensed Consolidated Statements of Cash Flows for
                          the nine months ended September 30, 1995 and 1994                            5

                 Notes to Condensed Consolidated Financial Statements                                  6-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                           12-19


PART II. - OTHER INFORMATION
----------------------------

Item 6. Exhibits and Reports on Form 8-K                                                               20


SIGNATURES                                                                                             21
----------

                         PART I - FINANCIAL INFORMATION
                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 1995
                                   (Unaudited)


                ASSETS
   Current assets:
      Cash and cash equivalents                                 $   159,424
      Accounts receivable, net of allowance for doubtful
            accounts of $ 71,467                                  3,700,141
      Other current assets                                          594,829
                                                                -----------
             Total current assets                                 4,454,394
                                                                -----------
   Property and equipment (Note 5):
      Oil and gas properties (full cost method)                  32,422,505
      Land, plant and equipment                                   4,405,366
                                                                -----------
                                                                 36,827,871
      Less accumulated depletion and depreciation                (9,272,682)
                                                                -----------
             Total property and equipment                        27,555,189
                                                                -----------
   Other assets                                                   1,030,299
                                                                -----------
                                                                $33,039,882
                                                                ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable and accrued liabilities                  $ 4,258,015
      Current portion of long-term debt                           8,519,743
      Oil imbalance obligation                                      841,552
                                                                -----------
             Total current liabilities                           13,619,310

   Long-term debt, net of current portion                        11,511,415
   Other liabilities and deferred taxes                             939,259
                                                                -----------
              Total liabilities                                  26,069,984
                                                                -----------
   Commitments and contingencies
   Stockholders' equity:
      Preferred stock - no par value, authorized
                50,000,000 shares; none issued                       -
      Common stock - no par value, authorized
                150,000,000 shares; issued and outstanding
                4,189,590 shares                                  6,191,640
      Cumulative translation adjustment                              50,257
      Unearned compensation                                         (12,750)
      Retained earnings                                             740,751
                                                                -----------
             Total stockholders' equity                           6,969,898
                                                                -----------
                                                                $33,039,882
                                                                ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Nine Months                 Three Months
                                         Ended September 30           Ended September 30
                                     --------------------------   -------------------------
                                         1995          1994           1995         1994
                                     ------------   -----------   -----------   -----------
Revenues:
   Oil and gas sales                 $ 10,976,571   $ 8,964,935   $ 3,959,082   $ 3,420,569
   Other                                  417,286       269,303       302,948        76,749
                                     ------------   -----------   -----------   -----------
            Total revenues             11,393,857     9,234,238     4,262,030     3,497,318
                                     ------------   -----------   -----------   -----------
Expenses:
   Production costs                     6,923,330     5,490,305     2,555,744     2,046,573
   General and administrative           1,406,004     1,317,055       420,579       444,580
   Depletion, depreciation and
     amortization                       1,931,031     1,727,450       712,023       661,201
                                     ------------   -----------   -----------   -----------
            Total expenses             10,260,365     8,534,810     3,688,346     3,152,354
                                     ------------   -----------   -----------   -----------
Operating income                        1,133,492       699,428       573,684       344,964
                                     ------------   -----------   -----------   -----------
Other income (expense):
   Other income (expense)                  49,650        93,600           656       (23,510)
   Interest expense, net of
     interest capitalized of
     $27,369 (1995) and
     $29,803 (1994)                      (778,461)     (473,129)     (341,141)     (168,808)
                                     ------------   -----------   -----------   -----------
            Total other income
              (expense)                  (728,811)     (379,529)     (340,485)     (192,318)
                                     ------------   -----------   -----------   -----------
            Income before
              income taxes                404,681       319,899       233,199       152,646

Provision for taxes on income             174,800        81,930       113,623        38,730
                                     ------------   -----------   -----------   -----------
            Net income               $    229,881   $   237,969   $   119,576   $   113,916
                                     ============   ===========   ===========   ===========
Net income per common share          $       0.05   $      0.06   $      0.03   $      0.03
                                     ============   ===========   ===========   ===========
Weighted average common and
  common equivalent shares
  outstanding                           4,354,647     3,966,492     4,405,627     4,092,719
                                     ============   ===========   ===========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                            1995             1994
                                                         -----------     ------------
Cash flows from operating activities:
   Net income                                            $   229,881     $    237,969
   Adjustments to reconcile net income to net cash
     provided by operations:
        Depletion, depreciation and amortization           1,931,031        1,727,450
        Deferred taxes                                       116,070           26,000
        Amortization of unearned compensation                 12,750               -
        Changes in:
             Accounts receivable                          (1,271,781)        (234,428)
             Other assets                                   (167,260)         (76,177)
             Accounts payable and accrued liabilities      1,284,321          604,478
                                                         -----------     ------------
             Net cash provided by operating activities     2,135,012        2,285,292
                                                         -----------     ------------
Cash flows from investing activities:
   Sale of property and equipment                             77,062          140,248
   Expenditures for property and equipment               (15,145,098)      (4,286,559)
   Expenditures for property deposits                       (100,000)        (104,438)
                                                         -----------     ------------
             Net cash used in investing activities       (15,168,036)      (4,250,749)
                                                         -----------     ------------

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt         20,564,900        3,602,922
   Principal payments on notes payable and
     long-term debt                                       (8,819,345)      (2,682,976)
   (Increase) decrease in notes receivable                   274,528         (200,551)
   Increase in deferred financing costs                     (407,553)         (23,194)
   Net change in accounts with affiliated companies          387,251          (24,700)
   Net proceeds from issuance of common stock                189,583          510,000
   Increase in contributed surplus                           204,100          674,706
                                                         -----------     ------------
            Net cash provided by financing activities     12,393,464        1,856,207
                                                         -----------     ------------
Net decrease in cash                                        (639,560)        (109,250)
Cash at beginning of period                                  798,984          522,748
                                                         -----------     ------------
Cash at end of period                                    $   159,424     $    413,498
                                                         ===========     ============


  The accompanying notes are an integral part of these consolidated financial statements.

                      SABA PETROLEUM COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. GENERAL

   The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1994 and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Form 10- KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of September 30, 1995, and the consolidated results of operations for the nine and three month periods ended September 30, 1995 and 1994 and the consolidated cash flows for the nine months ended September 30, 1995 and 1994.

2. RECLASSIFICATION

   Certain previously reported financial information has been reclassified to conform to the current periods' presentation.

3. ACQUISITION

   On December 30, 1994, the Company acquired Capco Resource Properties Ltd. ("CRPL"), a Canadian oil and gas company, from its parent company, Capco Resources Ltd., in exchange for 300,000 shares of the Company's Common Stock. The transaction has been accounted for on an "as if pooled" basis and, accordingly, the consolidated statements of operations and cash flows for 1994 have been restated to include the accounts of CRPL.

   On September 12, 1995, the Company acquired a 25% interest in the Teca and Nare oil producing fields and a 50% interest in a 117-mile oil transmission pipeline in Colombia, South America. The acquisition cost of $9,223,700, including a previously released deposit of $1,400,000 and assumption of an oil imbalance obligation of $932,700, was funded by proceeds from a bank term loan in the amount of $4,700,000, with additional financing provided by the Company's parent company through an unsecured loan of $2,191,000.

   As part of this transaction, but scheduled to close in the fourth quarter of 1995, the Company will acquire a 50% interest in an adjacent oil field, known as the Cocorna Field. The contract price for this property is $750,000, which will be reduced by the Company's share of production credits from the property from January 1, 1995 to the date of closing (approximately $200,000 at September 30, 1995). The Company has placed a $100,000 deposit with the seller.

   The following unaudited pro forma condensed statements of operations for the year ended December 31, 1994 and for the nine months ended September 30, 1995, give effect to the acquisition of the Teca and Nare fields and the Velasquez-Galan Pipeline in Colombia, South America ("Acquisition") as if it had occurred on January 1, 1994. The Acquisition has been accounted for using the purchase method of accounting. Such unaudited pro forma financial information has been prepared based on estimates and assumptions deemed by the Company to be appropriate and does not purport to be indicative of the financial position or results of operations which would actually have been obtained if the Acquisition had occurred as presented in such statements or which may be obtained in the future. In addition, future results may vary significantly from the results reflected in such statements due to oil and gas production declines, price changes, future supply and demand, future acquisitions and other factors.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. ACQUISITION (CONTINUED)

                                                            (Dollars in thousands except per share amounts)
                                                          Historical           Pro forma            Pro forma
                                                            results            adjustments           results
                                                          -----------          -----------         ------------
   Year ended December 31, 1994
   ----------------------------

            Total revenues                                $   12,954            $   11,516         $    24,470
            Total expenses                                    11,470                 6,850              18,320
                                                          ----------            ----------         -----------
            Operating income                                   1,484                 4,666               6,150
            Other income (expense)                                43                   -                    43
            Interest expense                                     634                   813               1,447
            Provision for taxes                                  384                 1,657               2,041
                                                          ----------            ----------         -----------
            Net income                                    $      509            $    2,196         $     2,705
                                                          ==========            ==========         ===========
            Net income per common share                   $     0.13                               $      0.68
                                                          ==========                               ===========
   Nine months ended September 30, 1995
   -------------------------------------

            Total revenues                                $   11,394            $    9,793         $    21,187
            Total expenses                                    10,260                 4,839              15,099
                                                          ----------            ----------         -----------
            Operating income                                   1,134                 4,954               6,088
            Other income (expense)                                50                   -                    50
            Interest expense                                     779                   568               1,347
            Provision for taxes                                  175                 1,886               2,061
                                                          ----------            ----------         -----------
            Net income                                    $      230            $    2,500         $     2,730
                                                          ==========            ==========         ===========
            Net income per common share                   $     0.05                               $      0.63
                                                          ==========                               ===========
   Proved reserves, December 31, 1994
   ----------------------------------

            Oil (Bbls)                                     7,135,731             5,301,639          12,437,370
                                                          ==========            ==========         ===========
            Gas (MCF)                                      9,791,773                 -               9,791,773
                                                          ==========            ==========         ===========


 4.      STATEMENTS OF CASH FLOWS

         Following is certain supplemental information regarding cash flows for the nine months ended September 30, 1995 and 1994:

                                                                             1995                 1994
                                                                             ----                 ----
            Interest paid                                                  $754,421             $425,113
                                                                           ========             ========
            Income taxes paid                                              $    -               $    -
                                                                           ========             ========

         Non-cash investing and financing transactions:

         In January 1995 the Company awarded 12,000 shares of Common Stock with a fair market value of $25,500 to an employee.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4. STATEMENTS OF CASH FLOWS (CONTINUED)

   The acquisition cost of oil and gas properties which were acquired in September, 1995 included an oil imbalance obligation in the amount of $932,700 which was assumed by the Company.

   Cumulative foreign currency translation gains in the amount of $50,257 were recorded during the nine months ended September 30, 1995.

   Funding in the amount of $614,873 was provided by the seller in connection with the acquisition of oil and gas properties in February 1994.

   A note in the amount of $24,346, payable to the Company in eight monthly installments, was received as consideration for the sale of vehicles, furniture and equipment in March 1994.

   Funding in the amount of $1,200,000 was provided by the seller in connection with the acquisition of a refinery in June 1994.

   Property deposits totaling $52,125 were used in partial settlement of oil and gas property acquisitions which closed during the nine month period ended September 30, 1994.

   Cumulative foreign currency translation gains in the amount of $1,176 were recorded during the nine month period ended September 30, 1994.

5. LONG-TERM DEBT

   Long-term debt consists of the following at September 30, 1995:

           Revolving loan agreement with a bank             $ 10,700,000

           Term loan agreement with a bank                     4,700,000

           Demand loan agreement with a bank                   1,209,258

           Promissory note                                     1,200,000

           Promissory note - Capco                             2,221,900
                                                            ------------
                                                              20,031,158

           Less current portion                                8,519,743
                                                            ------------
                                                            $ 11,511,415
                                                            ============

   The revolving loan ("Agreement") is subject to semi-annual borrowing base redeterminations and revolves to June 1, 1997, at which time it will be converted to a three year term loan. Effective September 29, 1995, the borrowing base was increased from $10,200,000 to $10,700,000. On September 7, 1995, the Agreement was amended to provide for a term loan ("Term Loan") in the amount of $4,700,000, with a maturity date of October 1, 1996. Amounts outstanding under the Term Loan bear interest at the rate of prime plus 1% through October 31, 1995, and prime plus 4% thereafter. Required minimum monthly principal payments are equal to the greater of monthly cash flow from the Company's Colombian properties, or $300,000. In accordance with the terms of the Agreement, $7,100,000 of the revolving and term loans is classified as currently payable at September

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. LONG-TERM DEBT (CONTINUED)

   30, 1995. The Agreement, as amended, requires, among other things, that the Company maintain at least a .75 to 1 working capital ratio, stockholders' equity of $6,250,000, a ratio of cash flow to debt service of not less than
   1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends and advancing funds in excess of specified limits to affiliates. For such time that funds remain outstanding under the Term Loan, the repayment of all amounts outstanding under the Agreement are guaranteed by Mr. Ilyas Chaudhary.

   On September 21, 1995 the payment date for the principal payment of $300,000 due on the $1.2 million promissory note was extended to November 15, 1995. Amounts outstanding under the note bear interest at the prime rate in effect on the note anniversary date plus 1.75% (10.75% on September 30, 1995).

   The promissory note-Capco is due to the Company's parent company, Capco Resources Ltd. Payment of the note, which bears interest at the current prime rate (8.75% at September 30, 1995) plus 1%, is due September 14, 2000. The loan proceeds were utilized by the Company principally in connection with the acquisition of producing oil and gas properties in Colombia. Prior to the completion of a debenture offering, which is expected to close in December 1995, $600,000 of the loan amount will be converted into 75,000 shares of the Company's Common Stock.

6. COMMON STOCK AND STOCK OPTIONS

   In January 1995 the Company awarded 12,000 shares of Common Stock to an employee pursuant to the terms of an employment agreement. The cost of the stock award, based on the stock's fair market value at the award date, was charged to stockholders' equity and is amortized against earnings over the contract term.

   In January 1995, the Company issued options for 100,000 shares of Common Stock to the Company's Chief Executive Officer. These options, which are not covered by the Incentive or Nonqualified Option Plans, become exercisable ratably over a period of five years from the date of issue. The exercise price of the options is $3.00. No options were exercisable at September 30, 1995.

   During the nine month period ended September 30, 1995, the Company issued options to an independent consultant for the purchase of 100,000 shares of the Company's Common Stock. The options had an exercise price of $3.25 and were exercisable for a period of one year, beginning January 2, 1995. Options to acquire 58,333 shares of Common Stock were exercised during the nine month period ended September 30, 1995. In July 1995, the consulting arrangement was terminated and the balance of the options was canceled.

7. CONTINGENCIES

   The Company is subject to extensive Federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment. The Company believes that it is in substantial compliance with existing laws and regulations.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



7. CONTINGENCIES (CONTINUED)

   The Colombian Ministry of the Environment issued a resolution dated June 7, 1995 that set forth a number of measures aimed at correcting certain deficiencies that the Ministry has allegedly found in environmental aspects of the Nare oil field in Colombia. Among such measures, the Ministry ordered the temporary closing of one of five production modules and of any wells processed in that module until Texas Petroleum Company, the former owner and operator of the properties, provided a document detailing the timetable to implement some of the measures described above. This closing of the module had no effect on total production as crude oil from wells formerly treated there was diverted to other facilities. The document containing the requested timetable was presented to the Ministry of the Environment on July 6, 1995. On August 8, 1995 the Ministry of the Environment requested certain revisions to the timetable. Texas Petroleum Company, the previous owner of the property, estimated that the cost of compliance with the resolution would not exceed US $250,000. Texas Petroleum Company formally appealed the resolution and the Company is currently awaiting a response from the Ministry of the Environment.

   The Company has a significant contingent liability in connection with the plugging and abandonment ("P&A") of approximately 225 wells on certain California property acquired by the Company during 1993. The Company acquired the mineral rights and fee title to the property. The Company intends to operate the producing wells on the property as long as economically feasible and will decide in the future regarding the ultimate disposition of the land. If the Company chooses to sell the property, it may decide to sell the land "as is" or incur the P&A costs, thus enhancing the property's value. The Company estimates that the P&A costs will range from $20,000 to $25,000 per well, for a total of $4,500,000 to $5,625,000.
   Management believes that the fair market value of this land, after restoration, will exceed the estimated P&A costs.

   The Company is a defendant in various legal proceedings and claims which arise in the normal course of business. Based on discussions with legal counsel, management does not believe that the ultimate resolution of such actions will have a significant effect on the Company's financial statements or operations.

8. SUBSEQUENT EVENTS

   In April 1995 the Company announced that it had entered into a definitive purchase and sale agreement to purchase oil and gas properties (Teca/Nare Fields and Cocorna Field) and an oil transmission pipeline in Colombia, South America. Acquisition of the Teca/Nare Fields and the pipeline closed in September 1995. It is anticipated that the Cocorna Field acquisition will close in the Fall of 1995. The Company's gross acquisition cost for this property is $750,000, which will be reduced by the Company's share of production credits from the property from January 1, 1995 to the date of closing (approximately $200,000 at September 30, 1995), leaving a net purchase price of approximately $550,000. The Company has placed a $100,000 deposit with the seller (non-refundable should the transaction fail to close due to the Company's non-performance) and intends to finance the remainder of the purchase price through utilization of funds anticipated to be available from the Company's revolving line of credit.

   In October 1995, the Company consummated a reverse merger transaction, effective April 1, 1995, with an unaffiliated third party, by which CRPL was merged with the third party. All of the outstanding shares of CRPL were exchanged for 13,437,322 shares of common stock of the third party. In addition, the Company will subscribe for 1,000,000 shares of the common stock of the third

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. SUBSEQUENT EVENTS (CONTINUED)

   party at a cost of $350,000, which subscription is expected to close in the fourth quarter of 1995. As a result of these transactions, the Company will own approximately 70% of the issued and outstanding shares of common stock of that company. The merger was effected to expand the funding alternatives available to CRPL for future acquisition and development activities.

   On July 17, 1995, the Company filed a registration statement with the Securities and Exchange Commission for sale to the public of $12,500,000 of convertible senior subordinated debentures due 2005 (excluding the underwriters' over-allotment option of $1,875,000). Proceeds from the offering, expected to be completed in the fourth quarter of 1995, will be used to repay indebtedness, including indebtedness incurred for the acquisition of properties in Colombia, South America.

   In October 1995, the Company borrowed $250,000 from Unico, Inc., a company controlled by a director of the Company, which indebtedness bears interest at 10% per annum and matures April 15, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CURRENT ACTIVITIES

   The Company's operating activities during the nine months ended September 30, 1995 provided net cash flow of $2.14 million.

   Investing activities resulted in a net cash outflow of $15.17 million. Oil and gas property acquisition, development and exploration activities resulted in expenditures totaling $13.17 million. An additional $1.98 million was expended for other assets, consisting principally of an oil transmission pipeline and related oilfield equipment which were acquired in connection with a property acquisition in Colombia. A deposit in the amount of $100,000 was issued in connection with the pending acquisition of oil and gas properties in Colombia which is scheduled for closing in the fourth quarter.

   Financing activities, which provided net cash flow of $12.39 million, consisted principally of activity on the Company's revolving line of credit, a bank term loan of $4.7 million, a loan from the Company's parent company of $2.2 million and retirement of a $606,000 note payable that was outstanding at December 31, 1994. Proceeds of $275,000 on collections of notes receivable, $190,000 from the exercise of stock options and $204,000 of contributed capital were realized during the period. Affiliated companies provided net proceeds of $387,000 which were used principally to partially fund the note payable payoff.

   In April 1995 the Company received approval from the County of Santa Barbara, California to commence operations at its asphalt refinery in Santa Maria, California. Production operations began in June 1995 under the terms of a processing agreement with Petro Source Corporation ("Petro Source"). Crude oil and working capital for operating expenses are provided by Petro Source, with the net results of operations shared equally between the Company and Petro Source. Operations during the third quarter resulted principally in the accumulation of inventories. Crude oil throughput amounted to 196,726 barrels, an average of 2,186 barrels per day.
   Processing the crude oil produced 23,400 tons of asphalt and 65,900 barrels of related products. Quantities sold during the quarter consisted of 11,900 tons of asphalt and 72,700 barrels of other products. Current throughput at the refinery is approximately 1,500 barrels of oil per day. Sales for the month of October were approximately 11,600 tons of asphalt and 7,900 barrels of related products. Throughput for the remainder of the fourth quarter will vary depending on several factors, including local weather conditions and market requirements for asphalt during the winter months.

   On October 23, 1995, the Company executed a reverse merger agreement, effective April 1, 1995, with an unaffiliated third party, by which its Canadian subsidiary, Capco Resource Properties Ltd., ("CRPL"), was merged with the third party. All of the outstanding shares of CRPL were exchanged for 13,437,322 shares of common stock of the third party. In addition, the Company will subscribe for 1,000,000 shares of the common stock of the third party at a cost of $350,000. As a result of these transactions, the Company will own approximately 70% of the issued and outstanding shares of common stock of that company. The merger was effected to expand the funding alternatives available to CRPL for future acquisition and development activities.

   On July 17, 1995 the Company filed a registration statement with the Securities and Exchange Commission for sale to the public of $12.5 million of convertible senior subordinated debentures due 2005 (excluding the underwriters' over-allotment option of $1.88 million). Proceeds from the offering

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CURRENT ACTIVITIES (CONTINUED)

   will be used to repay indebtedness, including borrowings incurred in connection with the acquisition of properties in Colombia, South America.

ACQUISITION AND EXPLORATION

    On June 30, 1995, drilling operations commenced on a well in Smith County, Texas to test the Travis Peak Formation at a depth of approximately 8,500 feet. The well was completed at a total depth of 8,700 feet in August and shut-in on August 29, waiting on gas contract negotiations. In mid-October negotiations were complete and the well was put on production. Initial average daily production was 700 Mcf and 47 barrels of condensate. The Company owns a 10% working interest in the well, with the right to participate in additional drilling.

    On September 7, 1995 drilling operations commenced on the second horizontal well in the Company's North Belridge Field in Kern County, California. The well was completed as a commercial producer later that month, with initial average daily production of 35-40 barrels of oil. The Company owns a 50% working interest in the North Belridge Field.

    On September 12, 1995 the Company acquired from a Texaco Inc. subsidiary in Colombia one-half of that company's 50% interest in the Teca and Nare oil fields and one-half of its 100% interest in the Velasquez-Galan pipeline. The Company's gross acquisition cost for the interests in the Teca and Nare oil fields and the Velasquez-Galan pipeline was $12.25 million, which was reduced by the Company's share of production credits from the properties from January 1, 1995 to the closing date (approximately $3.95 million), leaving a net purchase price of approximately $8.3 million. The Company financed the net purchase price in part through a cash payment of $1.4 million previously paid to the seller, a loan of $2.2 million from Capco Resources Ltd., the majority shareholder of the Company, and a $4.7 million loan from a bank. In addition, the Company assumed an oil imbalance obligation in the amount of $932,700 in connection with this acquisition which was included in the cost of the acquired properties.

    The acquired properties consist of approximately 2,598 gross (649 net) developed acres and 5,719 gross (1,430 net) undeveloped acres and include 310 gross (77.5 net) producing oil wells. The Company estimates that the acquired properties will increase proved reserves by approximately 4.5 million barrels of oil. In addition, the acquisition includes a 117 mile long pipeline which connects the Company's producing properties to a Colombian government-owned refinery. The pipeline also transports third party crude oil which will provide revenue to the Company in the form of tariffs for use of the pipeline.

    On September 29, 1995, the Company acquired various working interests in producing oil and gas properties located in west Texas and New Mexico. The acquired properties consist of approximately 1,926 gross (1,255 net) developed acres and 378 gross (209 net) undeveloped acres and include 26 gross (4.7 net) producing oil and gas wells. Proved reserves attributable to the Company's interest at acquisition are estimated to be 26,000 barrels of oil and 441,000 Mcf of gas. Management believes that the acquisition presents several development opportunities which will be considered beginning in the fourth quarter of 1995.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1995, the Company's total current assets were $4.45 million and its total current liabilities were $13.62 million. Included in current liabilities was $8.52 million attributable to the current portion of long-term debt, and an $842,000 obligation due for repayment from future oil production in Colombia.

    The Company's assets, consisting primarily of oil and gas properties, are not immediately liquid and are subject to various restrictions on transfer.

    The Company is currently experiencing cash flow difficulties caused, in part, by the delayed receipt of initial oil revenues in Colombia which are accruing to the Company and the need to currently fund related operating expenses following its recent acquisition of the Teca/Nare Fields and Velasquez-Galan Pipeline. The Company has no available borrowing capacity under its bank credit facility, which facility prohibits the Company from incurring other indebtedness without the lender's consent. The Company does not currently have sufficient internally-generated capital resources to otherwise fund initial working capital requirements for these properties, but will upon completion of the proposed debenture offering ("Offering"), although completion of the Offering will increase interest expense of the Company. If the Offering is not completed, the Company intends to seek additional capital from a variety of potential sources. However, there can be no assurance that any such additional financing could be obtained, or obtained on terms that are favorable or acceptable to the Company.

    Upon completion of the offering, after giving effect to the application of the net proceeds therefrom, the Company anticipates that it will have approximately $3.2 million of borrowing capacity available under its bank credit facility. The Company believes that this borrowing capacity plus cash flows from operations would be sufficient to fund its working capital requirements.

    The Company has expanded its operations through acquisitions of oil and gas producing properties, and intends to do so in the future by the means of additional financing. The Company funded its acquisition of the Teca/Nare Fields and Velasquez-Galan Pipeline in part by obtaining a loan of $2.2 million, bearing interest at prime plus one percent per annum, from Capco, its majority shareholder and in part by borrowing $4.7 million from a bank, which borrowing has been guaranteed by Ilyas Chaudhary, the controlling shareholder of Capco. Of such $2.2 million loan, $600,000 will, prior to the close of the Offering, be converted into 75,000 shares of Common Stock of the Company at a conversion price of $8.00 per share. The Company intends to fund its acquisition of the adjacent Cocorna Field in Colombia, which is under contract and scheduled to close in the fourth quarter of 1995, through utilization of funds anticipated to be available from the Company's revolving line of credit, following the close of the Offering.

    The Company has a reducing, revolving line of credit with Bank One, Texas, N.A. At September 30, 1995, the borrowing base under the credit agreement was $10.7 million, subject to a monthly reduction of $200,000. Outstanding debt at September 30, 1995 for this credit facility was $10.7 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    Should the Company be unable to obtain equity and/or debt financing in amounts sufficient to fund projected activities, it may be constrained in its ability to acquire and/or develop additional oil and gas properties.

RESULTS OF OPERATIONS

   The Company reported net income of $230,000 and $120,000 for the nine and three month periods ended September 30, 1995, respectively, as compared with net income of $238,000 and $114,000 for the same periods in 1994.

   1995 compared to 1994

   Results of the Company's oil and gas producing activities for the nine and three month periods ended September 30, 1995 and 1994 were as follows:

Nine Months Ended September 30, 1995

                                                                       United
                                                           Total       States        Canada       Colombia
                                                        -----------  -----------   -----------   -----------
                    Oil and gas sales                   $10,976,571  $ 8,354,434   $ 1,156,852   $ 1,465,285
                    Production costs                    $ 6,923,330  $ 5,520,635   $   544,178   $   858,517
                    Depletion                           $ 1,811,839  $ 1,274,660   $   322,419   $   214,760

                    Oil volume (BBL)                        745,581      513,019        56,359       176,203
                    Gas volume (MCF)                      1,051,917      686,937       364,980
                    Barrels of oil equivalent (BOE)         920,901      627,509       117,189       176,203

                    Average per BOE:
                        Sales price                     $     11.92  $     13.31   $      9.87   $      8.31
                        Production costs                $      7.51  $      8.79   $      4.64   $      4.87
                        Depletion                       $      1.96  $      2.03   $      2.75   $      1.21

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

                    Nine Months Ended September 30, 1994

                                                                       United
                                                           Total       States        Canada
                                                        -----------  -----------   -----------
                    Oil and gas sales                   $ 8,964,935  $ 7,717,971   $ 1,246,964
                    Production costs                    $ 5,490,305  $ 4,913,701   $   576,604
                    Depletion                           $ 1,612,720  $ 1,296,545   $   316,175

                    Oil volume (BBL)                        557,528      489,785        67,743
                    Gas volume (MCF)                      1,036,861      744,324       292,537
                    Barrels of oil equivalent (BOE)         730,338      613,839       116,499

                    Average per BOE:
                        Sales price                     $     12.28  $     12.57   $     10.70
                        Production costs                $      7.52  $      8.00   $      4.95
                        Depletion                       $      2.21  $      2.11   $      2.71

Three Months Ended September 30, 1995
-------------------------------------
                                                                        United
                                                           Total        States        Canada       Colombia
                                                        -----------   -----------   -----------   -----------
                    Oil and gas sales                   $ 3,959,082   $ 2,770,649   $   316,215   $   872,218
                    Production costs                    $ 2,555,744   $ 1,832,206   $   183,072   $   540,466
                    Depletion                           $   661,223   $   403,980   $    81,348   $   175,895

                    Oil volume (BBL)                        286,620       173,441        18,781        94,398
                    Gas volume (MCF)                        273,741       236,171        37,570
                    Barrels of oil equivalent (BOE)         332,243       212,803        25,042        94,398

                    Average per BOE:
                        Sales price                     $     11.91  $      13.01   $     12.62   $      9.23
                        Production costs                $      7.69  $       8.60   $      7.31   $      5.72
                        Depletion                       $      1.99  $       1.89   $      3.24   $      1.86

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 1994
-------------------------------------
                                                                       United
                                                           Total       States        Canada
                                                        -----------  -----------   -----------
                    Oil and gas sales                   $ 3,420,569  $ 2,829,331   $   591,238
                    Production costs                    $ 2,046,573  $ 1,765,916   $   280,657
                    Depletion                           $   614,601  $   445,280   $   169,321

                    Oil volume (BBL)                        204,087      172,058        32,029
                    Gas volume (MCF)                        336,373      217,220       119,153
                    Barrels of oil equivalent (BOE)         260,149      208,261        51,888

                    Average per BOE:
                        Sales price                     $     13.15  $     13.59   $     11.39
                        Production costs                $      7.87  $      8.48   $      5.41
                        Depletion                       $      2.36  $      2.14   $      3.26

   In the third quarter of 1995, net income increased by $6,000 (5.3%) to $120,000 from $114,000 in the third quarter of 1994. Oil and gas sales increased $540,000, or 15.8%, to $3.96 million for the three months ended September 30, 1995, from $3.42 million for the same period of 1994, due to production from the Company's Colombian properties which were acquired in 1995. Production costs increased $510,000, or 24.9%, to $2.56 million for the third quarter of 1995 from $2.05 million for the same period of 1994, due to an increase in production of 72,000 barrels of oil equivalent ("BOE"), or 27.7%, to 332,000 BOE in the third quarter of 1995 from 260,000 BOE in the third quarter of 1994. Depletion, depreciation and amortization increased $51,000, or 7.7%, to $712,000 for the three months ended September 30, 1995 from $661,000 for the three months ended September 30,1994, due principally to an increase in cost depletion of $47,000 resulting from increased production. Interest expense increased $172,000, or 101.8%, to $341,000 for the third quarter of 1995 from $169,000 for the same period of 1994 due principally to an increase in the average balance outstanding under the Company's revolving line of credit of $5.35 million, or 96.2%, from $5.56 million to $10.91 million, and an increase in that facility's weighted average interest rate of 131 basis points, or 15.5%, from 8.46% to 9.77%.

   Oil and gas sales increased $2.01 million, or 22.4%, to $10.98 million for the nine months ended September 30, 1995, from $8.97 million for the same period of 1994. The increase was primarily the result of an increase of 5.9% in the United States of the average sales price per BOE from $12.57 in the nine months ended September 30, 1994 to $13.31 for the same period of 1995, and increases in the Company's oil and gas production. Of such increase, $465,000 was attributable to the average sales price per BOE increase in the United States. A decrease of 7.8% in Canada of the average sales price per BOE from $10.70 in the nine months ended September 30, 1994 to $9.87 for the same period of 1995 due to declining gas prices resulted in a decrease in oil and gas sales of $97,000. Increases in the Company's oil and gas production represented $1.64 million of the increase of oil and gas sales. Of such production increase, $974,000 was due to production from the Velasquez Field, which was acquired in January 1995, $491,000 was due to production from the Teca and Nare Fields, which were

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

   acquired in September 1995, and the remaining $177,000 stemmed from a net production increase of 14,000 BOE in the United States and Canada, resulting from acquisitions in the latter part of 1994 and first half of 1995, reduced by property divestitures, normal production declines and production interruptions resulting from severe weather conditions in California in the first quarter of 1995.

   Other revenues increased $148,000, or 55.0%, to $417,000 for the nine months ended September 30, 1995, from $269,000 for the same period of 1994, due principally to fees invoiced to a third party in 1995 for the use of Company facilities and pipeline tariffs charged by the Company's Colombian subsidiary.

   Production costs increased $1.43 million, or 26.0%, to $6.92 million for the nine months ended September 30, 1995, from $5.49 million for the same period of 1994. Of this increase, $498,000 was the result of an average production cost per BOE increase of $0.79 in the United States, due principally to operations at the Company's heavy-oil properties in the Santa Maria, California area. The combined production increase of 14,000 BOE in the United States and Canada was responsible for a cost increase of $108,000 in the first nine months of 1995, compared to the same period of 1994. From their acquisition dates of January 31, 1995 and September 12, 1995, the Velasquez Field and Teca and Nare Fields incurred production costs of $583,000 and $275,000, respectively, in the period ended September 30, 1995.

   General and administrative expenses increased $90,000, or 6.8%, to $1.41 million for the nine months of 1995, from $1.32 million for the same period of 1994, due principally to general and administrative expenses incurred by the Company's refinery and real estate subsidiaries, which did not begin operations until the third and fourth quarters of 1994, respectively.

   Depletion, depreciation and amortization expenses increased $204,000, or 11.8%, to $1.93 million in the first nine months of 1995, from $1.73 million for the same period of 1994. Oil and gas depletion expense increased $199,000, or 12.3%, to $1.81 million for the first nine months of 1995, from $1.61 million for the same period of 1994. In the United States, production of oil and gas increased 13,000 BOE, or 2.1%, to 627,000 BOE for the first nine months of 1995, from 614,000 BOE for the same period of 1994.
   Depletion expense in the United States decreased $22,000 to $1.28 million, or $2.03 per BOE, for the first nine months of 1995, from $1.3 million, or $2.11 per BOE, for the same period of 1994, due principally to an increase in proved reserves at January 1, 1995. In Canada, production of oil and gas increased 1,000 BOE, or 0.9%, to 117,000 BOE for the first nine months of 1995, from 116,000 BOE for the same period of 1994. Depletion expense in Canada increased $6,000 to $322,000, or $2.75 per BOE, for the first nine months of 1995, from $316,000, or $2.71 per BOE, for the same period of 1994. Depletion expense in Colombia was $215,000, or $1.21 per BOE, for the first nine months of 1995. Depreciation and amortization expense increased $5,000, or 4.4%, to $119,000 for the first nine months of 1995, from $114,000 for the same period of 1994.

   Interest expense increased $305,000, or 64.5%, to $778,000 for the nine months ended September 30, 1995, from $473,000 for the same period of 1994, due principally to the Company's bank borrowings under its revolving line of credit facility. The average debt balance outstanding under the Company's revolving line of credit for the nine months ended September 30, 1995 increased $2.43 million, or

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

   40.7%, to $8.38 million, from $5.95 million for the same period of 1994, due principally to the use of proceeds to fund property acquisitions which closed during 1995. The weighted average interest rate for the Company's revolving line of credit increased 209 basis points, or 26.9%, to 9.86% for the nine months ended September 30, 1995 from 7.77% for the same period of 1994. Interest expense incurred by CRPL decreased by $37,000, or 30.3%, to $85,000 for the nine months ended September 30, 1995, from $122,000 for the same period of 1994, due to monthly principal reductions under the term loan and retirement of a note payable in January 1995. The Company's refinery subsidiary incurred interest expense of $65,000 in the nine month period ended September 30, 1995.

   Other income (expense) decreased $44,000, or 46.8%, to income of $50,000 for the nine month period ended September 30, 1995, from income of $94,000 for the same period of 1994. The change was primarily due to non-recurring expenses of $119,000 in 1994 resulting from the Company's sale of its oil and gas environmental services business effective March 31, 1994, and proceeds of $198,000 realized in settlement of litigation in June 1994.
   Land rental income of $45,000 was realized in the nine months ended September 30, 1995.

   The Company's oil and gas producing business is not seasonal in nature.

NEW ACCOUNTING STANDARDS

   In March 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company will be required to implement in 1996. Management is currently assessing the impact, if any, which this new accounting standard, when adopted, will have on the Company.

                          PART II - OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

 o Exhibits filed during the quarter ended September 30, 1995 are as follows:

EXHIBIT NUMBER               DESCRIPTION
--------------               -----------
10.1                 Purchase Agreement, filed as Exhibit 2.1 to the Company's current report on Form 8-K dated September 28, 1995 and incorporated herein by reference.

10.2                 Amendment No. 1 to Purchase Agreement, filed as Exhibit 2.2 to the
                     Company's current report on Form 8-K dated September 28, 1995 and incorporated herein by reference.

10.3                 Amendment to Loan Agreement between the Company and Bank One, Texas,
                     N.A.

o Reports filed under Form 8-K during the quarter ended September 30, 1995 are as follows:

FORM                    DATE                                        FILING
----                    ----                                        ------
Form 8-K            September 28, 1995                Item 2. Acquisition or Disposition of Assets

                                                      Item 7. Financial Statements and Exhibits, including the Purchase Agreement and Amendment No. 1 to Purchase Agreement with Texas Petroleum
                                                              Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SABA PETROLEUM COMPANY


Date: November 14, 1995                By: /s/ Ilyas Chaudhary
                                          ------------------------------
                                               Ilyas Chaudhary
                                               President
                                               (Principal Executive
                                                 Officer)



Date: November 14, 1995                    /s/ Walton C. Vance
                                           -----------------------------
                                               Walton C. Vance
                                               (Principal Financial
                                                and Accounting Officer)