Form 10QSB
period 1996-03-31
SABA PETROLEUM CO
filed 1996-05-15
CIK 312340

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

- --------------------------------------------------------------------------------

                                 FORM 10-QSB

- --------------------------------------------------------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 MARCH 31, 1996

                        Commission File Number 1-12322

- --------------------------------------------------------------------------------

                            SABA PETROLEUM COMPANY

- --------------------------------------------------------------------------------

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

                              YES    X    NO
                                   ----       -----

At May 10, 1996, 4,271,590 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format. [ ] YES [X] NO

                             SABA PETROLEUM COMPANY


                                    CONTENTS

                                                                            Page(s)
PART I. - FINANCIAL INFORMATION
- -------------------------------

Item 1. Financial Statements

                 Condensed Consolidated Balance Sheet as of March 31, 1996    3

                 Condensed Consolidated Statements of Income for the
                          three months ended March 31, 1996 and 1995          4

                 Condensed Consolidated Statements of Cash Flows for
                          the three months ended March 31, 1996 and 1995      5

                 Notes to Condensed Consolidated Financial Statements         6-9

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10-16


PART II. - OTHER INFORMATION
- ----------------------------

Item 6. Exhibits and Reports on Form 8-K                                      17


SIGNATURES                                                                    18
- ----------

                         PART I - FINANCIAL INFORMATION
                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 1996
                                  (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                    $   283,625
   Restricted certificate of deposit                              1,766,752
   Accounts receivable, net of allowance for doubtful
     accounts of $60,200                                          5,186,991
   Other current assets                                           2,768,909
                                                               ------------
      Total current assets                                       10,006,277
                                                               ------------
Property and equipment (Note 4):
   Oil and gas properties (full cost method)                     33,422,887
   Land, plant and equipment                                      5,248,244
                                                               ------------
                                                                 38,671,131
   Less accumulated depletion and depreciation                  (11,174,033)
                                                               ------------
      Total property and equipment                               27,497,098
                                                               ------------

Other assets                                                      2,528,132
                                                               ------------
                                                               $ 40,031,507
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                    $  5,494,884
   Current portion of long-term debt                                970,000
                                                               ------------
      Total current liabilities                                   6,464,884

Long-term debt, net of current portion                           23,896,666
Other liabilities and deferred taxes                                504,600
Minority interest in consolidated subsidiary                        509,075
                                                               ------------
      Total liabilities                                          31,375,225
                                                               ------------
Commitments and contingencies (Note 6)
Stockholders' equity:
   Preferred stock - no par value, authorized
      50,000,000 shares; none issued                                  -
   Common stock - no par value, authorized
      150,000,000 shares; issued and outstanding
      4,271,590 shares                                            6,838,138
   Retained earnings                                              1,793,617
   Cumulative translation adjustment                                 28,777
   Unearned compensation                                             (4,250)
                                                               ------------
      Total stockholders' equity                                  8,656,282
                                                               ------------
                                                               $ 40,031,507
                                                               ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)



                                                                   1996           1995
                                                                ----------      ----------
Revenues:
  Oil and gas sales                                             $6,962,886      $3,186,310
  Other                                                            424,404          47,298
                                                                ----------      ----------
       Total revenues                                            7,387,290       3,233,608
                                                                ----------      ----------
Expenses:
  Production costs                                               3,401,990       2,028,594
  General and administrative                                       703,757         506,063
  Depletion, depreciation and amortization                       1,140,500         503,687
                                                                ----------      ----------
       Total  expenses                                           5,246,247       3,038,344
                                                                ----------      ----------
Operating income                                                 2,141,043         195,264
                                                                ----------      ----------
Other income (expense):
  Other income (expense)                                           (60,846)          5,915
  Interest expense, net of interest capitalized
    of $27,369 (1995)                                             (609,087)       (179,897)
                                                                ----------      ----------
       Total other income (expense)                               (669,933)       (173,982)
                                                                ----------      ----------
    Income before income taxes                                   1,471,110          21,282

Provision for taxes on income                                     (694,000)         (9,150)
Minority interest in earnings of consolidated subsidiary           (21,622)           -
                                                                ----------      ----------
    Net income                                                  $  755,488      $   12,132
                                                                ==========      ==========
Net earnings per common share:
    Primary                                                     $     0.17      $     0.00
                                                                ==========      ==========
    Fully-diluted                                               $     0.16      $     0.00
                                                                ==========      ==========
Weighted average common and common equivalent
  shares outstanding:
    Primary                                                      4,515,934       4,130,990
                                                                ==========      ==========
    Fully-diluted                                                5,884,977       4,130,990
                                                                ==========      ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                   SABA PETROLEUM COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                          1996            1995
                                                                       -----------     -----------
Cash flows from operating activities:
  Net income                                                           $   755,488     $    12,132
  Adjustments to reconcile net income to net cash
    provided by operations:
      Depletion, depreciation and amortization                           1,140,500          503,687
      Deferred taxes                                                           -              6,075
      Amortization of unearned compensation                                  4,250            4,250
      Minority interest in earnings of consolidated subsidiary              21,622              -
      Changes in:
        Accounts receivable                                               (741,559)          42,661
        Other assets                                                       223,101          (96,350)
        Accounts payable and accrued liabilities                        (1,381,949)        (267,918)
                                                                       -----------      -----------
        Net cash provided by operating activities                           21,453          204,537
                                                                       -----------      -----------
Cash flows from investing activities:
  Sale of property and equipment                                               -             52,062
  Expenditures for property and equipment                                 (921,883)      (1,839,609)
  Expenditures for property deposits                                           -           (276,000)
                                                                       -----------      -----------
         Net cash used in investing activities                            (921,883)      (2,063,547)
                                                                       -----------      -----------
Cash flows from financing activities:
  Proceeds from notes payable and long-term debt                         4,870,000        3,860,000
  Principal payments on notes payable and long-term debt                (4,055,699)      (2,822,816)
  (Increase) decrease in notes receivable                                   (9,724)          41,882
  Increase in deferred financing costs                                    (250,340)             -
  Net change in accounts with affiliated companies                         (10,821)         254,845
                                                                       -----------      -----------
         Net cash provided by financing activities                         543,416        1,333,911
                                                                       -----------      -----------
  Effect of exchange rate changes on cash and
    cash equivalents                                                           352              -
                                                                       -----------      -----------
Net decrease  in cash                                                     (356,662)        (525,099)
Cash at beginning of period                                                640,287          798,984
                                                                       -----------      -----------
Cash at end of period                                                  $   283,625      $   273,885
                                                                       ===========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1. GENERAL

   The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1995 and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of March 31, 1996, and the consolidated results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

2. RECLASSIFICATION

   Certain previously reported financial information has been reclassified to conform to the current period's presentation.

3. STATEMENTS OF CASH FLOWS

   Following is certain supplemental information regarding cash flows for the three months ended March 31, 1996 and 1995:

                                               1996          1995
                                             --------      --------
          Interest paid                      $349,264      $228,629
                                             ========      ========
          Income taxes paid                  $255,237      $      -
                                             ========      ========

   Non-cash investing and financing transactions:

   In February 1996 the Company issued 7,000 shares of Common Stock to a director of the Company in settlement of an obligation in the amount of $42,000.

   Cumulative foreign currency translation gains in the amount of $8,156 were recorded during the three months ended March 31, 1996.

   In January 1995 the Company awarded 12,000 shares of Common Stock with a fair market value of $25,500 to an employee.

   Accrued interest in the amount of $27,369 was capitalized in connection with the refurbishment of the refinery facility during the three months ended March 31, 1995

   Cumulative foreign currency translation gains in the amount of $1,264 were recorded during the three months ended March 31, 1995.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)




4. LONG-TERM DEBT

   Long-term debt consists of the following at March 31, 1996:


            9% convertible senior subordinated debentures - due 2005            $12,650,000
            Revolving loan agreement with a bank                                  8,720,000
            Demand loan agreement with a bank                                       974,766
            Promissory note                                                         900,000
            Promissory notes - Capco                                              1,621,900
                                                                                -----------
                                                                                 24,866,666
            Less current portion                                                    970,000
                                                                                -----------
                                                                                $23,896,666
                                                                                ===========

   On December 26, 1995, the Company issued $11,000,000 of 9% convertible senior subordinated debentures ("Debentures") due December 15, 2005. On February 7, 1996, the Company issued an additional $1,650,000 of Debentures pursuant to the exercise of an over-allotment option by the underwriting group. The Debentures are convertible into common stock of the Company, at the option of the holders of the Debentures, at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment in certain events. Net proceeds to the Company were utilized to reduce the outstanding balance under the Company's revolving loan agreement and for other purposes. The Company has reserved 1,500,000 shares of its Common Stock for the conversion of the Debentures.

   The revolving loan ("Agreement") is subject to semi-annual redeterminations and will be converted to a three year term loan on June 1, 1997. Effective February 26, 1996, the borrowing base was increased from $9,700,000 to $10,800,000, subject to a monthly reduction of $200,000. In accordance with the terms of the Agreement, $520,000 of the loan balance is classified as currently payable at March 31, 1996. The Agreement requires, among other things, that the Company maintain at least a 1 to 1 working capital ratio, stockholders' equity of $6,250,000, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends and advancing funds in excess of specified limits to affiliates.

   Prior to March 5, 1996, the Company's Canadian subsidiary had a demand non-revolving bank loan with principal repayments of $53,500 on the first day of every month. Effective March 5, 1996, the company renegotiated its bank loan and now has available a demand revolving reducing loan of $1,830,000. The maximum principal amount available under the loan will reduce by $36,650 per month commencing April 1, 1996. Interest is payable at a variable rate equal to the Canadian prime rate plus 1% per annum. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of a default.

   The promissory note is due to the seller of an oil refining facility which was acquired by the Company in June 1994. Payment of the note, which bears interest at the prime rate in effect on the note anniversary date, plus two percent (10.75% at March 31, 1996), is due in two annual installments, each in the amount of $450,000 on June 24, 1996 and 1997.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



4. LONG-TERM DEBT (CONTINUED)

   The promissory notes - Capco are due to the Company's parent company, Capco Resources Ltd. and to Capco Resources, Inc., formerly wholly- owned by Capco Resources Ltd. and now majority-owned by Capco Resources Ltd. Payment of the notes, which bear interest at the rate of 9% per annum, is due April 1, 2006. The notes are subordinated to the same extent the Debentures are subordinated.

5. COMMON STOCK AND STOCK OPTIONS

   As of March 31, 1996, the Company had outstanding options to certain employees of the Company for the purchase of 370,000 shares of Common Stock. These options become exercisable over a period of five years from the date of issue. The exercise price of the options is the fair market value of the Common Stock at the date of grant. No options had been exercised as of March 31, 1996. The options exercisable at March 31, 1996 totaled 112,000.

   In January 1995, the Company awarded 12,000 shares of Common Stock to an employee pursuant to the terms of an employment agreement. The cost of the stock award, based on the stock's fair market value at the award date, was charged to stockholders' equity and is amortized against earnings over the contract term.

6. CONTINGENCIES

   The Company is subject to extensive Federal, state, local and foreign environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.

   The Colombian Ministry of the Environment issued a resolution dated June 7, 1995 that set forth a number of measures aimed at correcting certain deficiencies that the Ministry has allegedly found in environmental aspects of the Teca and Nare oil fields. Among such measures, the Ministry ordered the temporary closing of one of five production modules and of any wells processed in that module until Texas Petroleum Company, the former owner and operator of the properties, provided a document detailing the timetable to correct the deficiencies. This temporary closing of the module has not had a substantial effect on total production because substantially all of the crude oil which would otherwise have been processed in the closed module has been directed to other production modules. The resolution also ordered the opening of an environmental investigation of Texas Petroleum Company's operation of the Teca and Nare oil fields. The document containing the requested timetable was presented to the Ministry of the Environment on July 6, 1995. On August 8, 1995 the Ministry of the Environment requested certain revisions to the timetable.

   Texas Petroleum Company formally appealed the resolution and the Ministry of Environment, Texas Petroleum Company and Omimex, the current operator of the Teca and Nare oil fields, have negotiated an agreement for Omimex and the Company to implement certain corrective actions over a four to six month period, at which time (projected to be mid-1996) the closed production module will be allowed to recommence operations. Texas Petroleum Company had previously estimated that the costs of compliance with the resolution attributable to the Company's interest in the Teca and Nare oil fields would not exceed $250,000. Additionally, the Company engaged an independent consultant to perform an environmental compliance survey of the Teca and Nare oil fields. That survey estimated that the costs of environmental compliance attributable to the Company's interest in the Teca and Nare oil fields

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


6. CONTINGENCIES (CONTINUED)

   would not exceed $375,000. Omimex has indicated to the Company that it believes that these cost estimates for the corrective work are accurate. Under the terms of the Company's agreement with Texas Petroleum Company, however, the Company takes Texas Petroleum Company's interests "as is" and could be subject to liability materially greater than the estimated costs. Omimex also estimates that as much as $250,000 may be expended to upgrade waste water disposal capabilities.

   The Company has a significant contingent liability in connection with the plugging and abandonment ("P&A") of approximately 225 wells on certain California property acquired by the Company during 1993. The Company acquired the mineral rights and fee title to the property. The Company intends to operate the producing wells on the property as long as economically feasible and will decide in the future regarding the ultimate disposition of the land. If the Company chooses to sell the property, it may decide to sell the land "as is" or incur the P&A costs, thus enhancing the property's value. The Company estimates that the P&A costs will approximate $15,000 per well, for a total of $3,375,000. Management believes that the fair market value of this land, after restoration, will exceed the estimated P&A costs.

   The Company is a defendant in various legal proceedings which arise in the normal course of business. Based on discussions with legal counsel, management does not believe that the ultimate resolution of such actions will have a significant effect on the Company's financial statements or operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and notes thereto, included elsewhere herein.

   OVERVIEW

   The Company's long-term business strategy is to acquire oil and gas reserves for current and future production and the enhancement and development of such reserves. Capital utilized to acquire such reserves has been provided primarily by secured bank financing, the creation of joint interest operations and production payment obligations, sale of debentures, and sales of the Company's equity securities. In pursuit of its business strategy, the Company has made significant acquisitions of oil and gas producing properties in recent years. The extent and timing of these acquisitions complicates period to period comparisons.

   The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs, in separate cost centers for each country, incurred in connection with the acquisition of oil and gas properties and with the exploration for and development of oil and gas reserves. Such costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a significant change in reserves, in which case the gain or loss is recognized.

   Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production which are converted to a common unit of measure based upon their relative energy (BTU) content. Unproved oil and gas properties are not amortized but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted.

   The Company's operating performance is influenced by several factors, the most significant of which are the price received for its oil and gas and the Company's production volumes. The world price for crude oil has an overall influence on the prices that the Company receives for the oil that it produces. The prices received for different grades of oil are based upon the world price for crude oil, which is then adjusted based upon the particular grade, such that, typically, light oil is sold at a premium while heavy grades of crude are discounted. Additional factors influencing operating performance include production expenses, overhead requirements, the Company's method of depleting reserves, and cost of capital.

   In May 1995, the Company completed the re-permitting and environmental impact review process of its Santa Maria refinery with the County of Santa Barbara and in June 1995 re-commenced refinery operations. The Company entered into a processing agreement with Petro Source, under which Petro Source purchases crude oil (including crude oil purchased from the Company), delivers it to the refinery, reimburses the Company's out-of-pocket costs for refining, markets the asphalt and other products and generally shares any profits equally with the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Processing operations at the Company's asphalt refinery during the three months ended March 31, 1996 resulted in the accumulation of asphalt inventory. Crude oil throughput amounted to 243,000 barrels, an average of 2,670 barrels per day. Processing the crude oil produced 28,000 tons of asphalt and 84,000 barrels of related products. Quantities sold during the quarter consisted of 6,000 tons of asphalt and 84,000 barrels of other products.

ACQUISITION, EXPLORATION AND DEVELOPMENT

   Workover activity consisting of upgrading down hole equipment was successfully performed on the Company's Utikuma well in Alberta, Canada in December 1995. As a result of the workover, the Company's share of monthly production, beginning January 1996, has increased by 1,000 barrels of oil.

   In March 1996, drilling operations commenced on a well in the Black Warrior Basin in Lamar County, Alabama, which was drilled to a total depth of 4,720 feet. Test results of three out of five potential gas zones were in excess of 4.1 million cubic feet of gas per day. Production equipment is currently being installed to begin production from two of the tested zones. The Company owns a 55% working interest in the well. As many as four additional wells may be drilled by the Company in the Black Warrior Basin in 1996.

   On April 23, 1996, the Company announced that it had entered into a letter of intent with Pascall International (Nigeria) Limited ("Pascall") to acquire, at Saba's option, all of the assets or capital stock of Pascall. Consummation of the acquisition is subject to execution of a definitive purchase agreement, which will contain customary closing conditions. It is contemplated that the acquisition will be consummated no later than June 30, 1996. The principal asset of Pascall is its farm-in agreement in OPL 453, an oil prospecting license issued by the Federal Government of Nigeria in December 1990. OPL 453 covers approximately 243,000 acres in the northern part of the offshore Western Niger Delta. Upon consummation of the proposed acquisition, the Company would retain an approximate 40% working interest in OPL 453 after recovering all of its costs. Three appraisal wells have been drilled on this concession in water depths of approximately 60 feet. The expenditures required to put these wells on production, drill three exploratory wells and conduct other geophysical work required by the license are anticipated to equal approximately $17 million, which the Company contemplates funding through cash flows from operations and equity or debt financing.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   Results of the Company's oil and gas producing activities for the three month periods ended March 31, 1996 and 1995 are as follows:

Three Months Ended March 31, 1996
- ---------------------------------
                                                      United
                                          Total       States     Canada    Colombia
                                        ----------  ----------  --------  ----------
Oil and gas sales                       $6,962,886  $3,275,511  $576,244  $3,111,131
Production costs                        $3,401,990  $1,964,552  $202,129  $1,235,309
Depletion                               $1,005,119  $  458,615  $ 58,799  $  487,705
General and administrative expenses     $  698,971  $  525,549  $131,509  $   41,913

Production:
    Oil volume (Bbl)                       479,105     182,446    28,619     268,040
    Gas volume (Mcf)                       415,330     267,012   148,318           -
    Barrels of oil equivalent (BOE)        548,327     226,948    53,339     268,040

Average per BOE:
    Sales price                         $    12.70  $    14.43  $  10.80  $    11.61
    Production costs                    $     6.20  $     8.66  $   3.79  $     4.61
    Depletion                           $     1.83  $     2.02  $   1.10  $     1.82


Three Months Ended March 31, 1995
- ---------------------------------
                                                       United
                                          Total        States     Canada    Colombia
                                        -----------  ----------  --------  -----------
Oil and gas revenue                     $ 3,186,310  $2,571,390  $376,771  $   238,149
Lifting cost                            $ 2,028,594  $1,713,006  $180,325  $   135,263
Depletion                               $   472,420  $  356,750  $ 99,910  $    15,760
General and administrative expenses     $   442,049  $  385,466  $ 56,583  $         -

Production:
    Oil volume (Bbl)                        213,086     163,875    15,848       33,363
    Gas volume (Mcf)                        345,988     199,618   146,370            -
    Barrels of oil equivalent (BOE)         270,751     197,145    40,243       33,363

Average per BOE:
    Sales price                         $     11.76  $    13.04  $   9.36  $      7.13
    Production costs                    $      7.49  $     8.68  $   4.48  $      4.05
    Depletion                           $      1.74  $     1.81  $   2.48  $      0.47

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

   1996 compared to 1995
   ---------------------

   The Company reported net income of $755,488 for the three month period ended March 31, 1996, as compared with net income of $12,132 for the same period in 1995.

   Oil and gas sales increased $3.77 million, or 118.2%, to $6.96 million for the three months ended March 31, 1996, from $3.19 million for the same period of 1995, due to increases in production and the average sales price per BOE. An increase in total production of 277,576 BOE, or 102.5%, from 270,751 BOE in the three months ended March 31, 1995 to 548,327 BOE for the same period of 1996 resulted in an increase in oil and gas sales of $2,186,000. Production increases of 29,803 BOE, or 15.1%, 13,096 BOE, or 32.5%, and 234,677 BOE, or 703.4%, in the United States, Canada and Colombia, respectively, were responsible for increases in oil and gas sales of $389,000, $122,000 and $1,675,000, respectively. The production increases were due principally to the Company's producing property acquisitions in the second and third quarters of 1995 in the United States, in the fourth quarter of 1995 in Canada and in the third and fourth quarters of 1995 in Colombia. In Colombia, production from the Teca and Nare oil fields (September 1995) and the Cocorna oil field (December 1995) for the three months ended March 31, 1996 was 195,088 BOE and 30,880 BOE, respectively. An increase in the average sales price per BOE resulted in an increase in oil and gas sales of $1,590,000 in the three months ended March 31, 1996 from the same period of 1995. Average sales price per BOE increases of $1.39, or 10.7%, $1.44, or 15.4%, and $4.48, or 62.8%, in the
   United States, Canada and Colombia, respectively, were responsible for increases in oil and gas sales of $315,000, $77,000 and $1,198,000, respectively. The increase in Colombia was attributable to an average sales price of $13.18 per BOE from the recently-acquired Teca and Nare oil fields.

   Other revenues increased $377,000, or 802.1%, to $424,000 for the three months ended March 31, 1996, from $47,000 for the same period of 1995, due principally to an increase in operator fees on United States operations and net pipeline tariffs of $316,000 charged by the Company's Colombian subsidiary, which began operations in September 1995.

   Production costs increased $1.37 million, or 67.5%, to $3.40 million for the three months ended March 31 1996, from $2.03 million for the same period of 1995. The increase in total production of 277,576 BOE resulted in an increase in production costs of $1,269,000 ($259,000, $59,000 and $951,000 in the United States, Canada and Colombia, respectively). An increase of $0.55, or 13.6%, in the average production cost per BOE in Colombia attributable to the recently-acquired Teca and Nare oil fields resulted in an increase in production costs of $149,000 in the first quarter of 1996.

   General and administrative expenses increased $198,000, or 39.1%, to $704,000 for the three months ended March 31, 1996, from $506,000 for the same period of 1995, due principally to general and administrative expenses incurred as a result of expanded international operations in Canada and Colombia in the third and fourth quarters of 1995, and as a result of an increase in employment levels in the Company's domestic regional offices.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

   Depletion, depreciation and amortization expenses increased $637,000, or 126.6%, to $1.14 million in the first three months of 1996, from $503,000 for the same period of 1995. Oil and gas depletion expense increased $533,000, or 112.9%, to $1.00 million for the first three months of 1996, from $472,000 for the same period of 1995. Production increases of 29,803 BOE in the United States, 13,096 BOE in Canada and 234,677 BOE in Colombia accounted for depletion increases of $54,000, $33,000 and $111,000, respectively. Changes in the depletion rate per BOE in the three cost centers resulted in an increase of $48,000 in the United States, a decrease of $74,000 in Canada and an increase of $361,000 in Colombia. Depreciation and amortization expenses increased $104,000, or 335.5%, to $135,000 for the three months ended March 31, 1996, from $31,000 for the same period of 1995, due to equipment additions at the Company's asphalt refinery, acquisition of the Velasquez-Galan Pipeline in September 1995 and offering costs incurred in connection with the sale of debentures in December 1995 and February 1996.

   Interest expense increased $429,000, or 238.3%, to $609,000 for the three months ended March 31, 1996, from $180,000 for the same period of 1995. Interest expense of $270,000 in the first quarter of 1996 was attributable to the Company's debenture offering which closed in December 1995. The average debt balance outstanding under the Company's revolving loan agreement for the three months ended March 31, 1996 increased $3.28 million, or 56.6%, to $9.07 million, from $5.79 million for the same period of 1995, due principally to the use of proceeds to fund property acquisitions which closed during 1995. The weighted average interest rate for the Company's revolving loan agreement decreased 49 basis points, or 5.0%, to 9.34% for the three months ended March 31, 1996 from 9.83% for the same period of 1995. The Company's refinery subsidiary incurred interest expense of $25,000 in the three month period ended March 31, 1996.

   Other income (expense) decreased $67,000, or 1,116.7%, to expense of $61,000 for the three month period ended March 31, 1996, from income of $6,000 for the same period of 1995. The change was primarily due to non-operational expenses of $111,000 incurred at the Company's Colombian operations, reduced by additional interest income of $16,000 and other income of $28,000 in the three months ended March 31, 1996, as compared with the same period of 1995.

   The Company's oil and gas producing business is not seasonal in nature.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1996, the Company's total current assets were $10.0 million and its total current liabilities were $6.46 million. Included in current liabilities was $970,000 attributable to the current portion of long-term debt.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

   Summary cash flow information for the three month periods ended March 31, 1996 and 1995 is as follows:

                                                           1996         1995
                                                         ---------   -----------
         Net cash provided by operating activities       $  21,000   $   205,000

         Net cash used in investing activities           $(922,000)  $(2,064,000)

         Net cash provided by financing activities       $ 543,000   $ 1,334,000

   The Company's operating activities during the three months ended March 31, 1996 provided net cash flow of $21,000. Net income of $755,000, adjusted for non-cash charges (primarily depletion, depreciation and amortization) in the amount of $1.17 million, was the primary source of cash inflows from operations. Working capital requirements attributable principally to operations at the Company's Colombian oil properties were responsible for cash outflows of $1.9 million. Cash flows from operating activities provided net cash flow of $205,000 in the three months ended March 31, 1995. Net income of $12,000, adjusted for non-cash charges (primarily depletion, depreciation and amortization) in the amount of $514,000, was the principal source of cash inflows from operations. Working capital requirements resulted in a cash outflow of $321,000 during the three months ended March 31, 1995.

   Investing activities during the three months ended March 31, 1996 resulted in a net cash outflow of $922,000. Of this amount, oil and gas property acquisition, development and exploration expenditures totaled $805,000. An additional $117,000 was expended for other assets. Investing activities during the three months ended March 31, 1995 resulted in a utilization of cash amounting to $2.06 million. Expenditures for oil and gas property acquisitions and exploration and development activities totaled $1.71 million. A deposit in the amount of $276,000 was issued in connection with a pending acquisition of oil and gas properties in Texas.

   Financing activities during the three months ended March 31, 1996, which provided net cash flow of $543,000, consisted principally of activity on the Company's revolving loan agreement, and proceeds from the issuance of debentures, net of related financing costs, in the amount of $1.4 million. Financing activities during the three months ended March 31, 1995 which provided net cash flow of $1.33 million, consisted principally of activity on the Company's revolving loan agreement and retirement of a $606,000 note payable that was outstanding at December 31, 1994. Advances from affiliated companies in the amount of $255,000 were used to partially fund the note payable payoff.

   The Company has expanded its operations through acquisitions of oil and gas producing properties, and intends to do so in the future by means of additional financing.

   The Company has a reducing, revolving line of credit with Bank One, Texas, N.A. At March 31, 1996, the borrowing base under the credit agreement was $10.6 million, subject to a monthly reduction of $200,000. Outstanding debt at March 31, 1996 for this credit facility was $8.72 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

   On February 7, 1996, underwriters for the Company's debenture offering exercised their over-allotment option, resulting in net proceeds to the Company of $1.5 million, a portion of which was utilized to reduce the outstanding balance under the Company's revolving line of credit. Effective March 6, 1996, the Company's Canadian subsidiary renegotiated its term loan and now has available a demand revolving reducing loan, with an increased borrowing capacity of approximately $860,000. The Company believes that the borrowing capacity available under its credit facilities, plus anticipated cash flows from operations, will be sufficient to fund its current working capital requirements.

   Should the Company be unable to obtain equity and/or debt financing in amounts sufficient to fund projected activities, it may be constrained in its ability to acquire and/or develop additional oil and gas properties.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

   Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, volatility of oil prices, product demand, market competition, risks inherent in the Company's international operations, including future prices paid for oil produced at the Colombian oil properties, imprecision of reserve estimates, and the Company's ability to replace and expand oil and gas reserves. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission.

                            SABA PETROLEUM COMPANY





                          PART II - OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


 o   Exhibits filed during the quarter ended March 31, 1996 are as follows:


EXHIBIT NUMBER                       DESCRIPTION
- --------------                       -----------
11.1                                 Computation of Earnings per Common Share


o  No reports were filed under Form 8-K during the quarter ended March 31, 1996.