Form 10QSB
period 1996-06-30
SABA PETROLEUM CO
filed 1996-08-14
CIK 312340

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
    ------------------------------------------------------------------------
                                   FORM 10-QSB
    ------------------------------------------------------------------------
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  JUNE 30, 1996

                         Commission File Number 1-12322
 ------------------------------------------------------------------------------
                             SABA PETROLEUM COMPANY
 ------------------------------------------------------------------------------
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

                                 Not Applicable
 ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES X               NO
                        ---                ---

At August 12, 1996, 4,454,759 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format.  [ ] YES  [X] NO

                             SABA PETROLEUM COMPANY

                                    CONTENTS

                                                                                                Page(s)

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                  Condensed Consolidated Balance Sheet as of June 30, 1996                         3

                  Condensed Consolidated Statements of Income for the six
                        and three month periods ended June 30, 1996 and 1995                       4

                  Condensed Consolidated Statements of Cash Flows for
                        the six months ended June 30, 1996 and 1995                                5

                  Notes to Condensed Consolidated Financial Statements                           6-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                    10-17


PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                          18


SIGNATURES                                                                                     19-20

                         PART I - FINANCIAL INFORMATION
                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 1996
                                   (Unaudited)


                           ASSETS
Current assets:
   Cash and cash equivalents                                   $      236,945
   Restricted certificate of deposit                                1,784,235
   Accounts receivable, net of allowance for doubtful
          accounts of $63,200                                       5,984,980
   Other current assets                                             2,667,104
                                                               --------------
          Total current assets                                     10,673,264
                                                               --------------
Property and equipment (Note 4):
   Oil and gas properties (full cost method)                       34,732,006
   Land, plant and equipment                                        5,379,710
                                                               --------------
                                                                   40,111,716
   Less accumulated depletion and depreciation                    (12,324,306)
                                                               --------------
          Total property and equipment                             27,787,410
                                                               --------------

Other assets                                                        2,936,075
                                                               --------------
                                                               $   41,396,749
                                                               ==============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                    $    5,324,308
   Current portion of long-term debt                                2,019,060
                                                               --------------
          Total current liabilities                                 7,343,368

Long-term debt, net of current portion                             22,999,173
Other liabilities and deferred taxes                                  501,023
Minority interest in consolidated subsidiary                          586,201
                                                               --------------

           Total liabilities                                       31,429,765
                                                               --------------

Commitments and contingencies (Note 6)
Stockholders' equity:
   Preferred stock - no par value, authorized
             50,000,000 shares; none issued                       -
   Common stock - no par value, authorized
             150,000,000 shares; issued and outstanding
             4,333,418 shares                                       7,415,732
   Retained earnings                                                2,527,992
   Cumulative translation adjustment                                   23,260
                                                               --------------
          Total stockholders' equity                                9,966,984
                                                               --------------
                                                               $   41,396,749
                                                               ==============

                 Theaccompanying notes are an integral part of these
                    consolidated financial statements.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                  Six Months                   Three Months
                                                                 Ended June 30                 Ended June 30
                                                              1996           1995            1996           1995
                                                          ------------   ------------   ------------   ------------
Revenues:
   Oil and gas sales                                      $ 14,603,688   $  7,017,489   $  7,640,802   $  3,831,179
   Other                                                       786,430        147,970        362,026        100,672
                                                          ------------   ------------   ------------   ------------
            Total revenues                                  15,390,118      7,165,459      8,002,828      3,931,851
                                                          ------------   ------------   ------------   ------------

Expenses:
   Production costs                                          7,180,776      4,367,586      3,778,786      2,338,992
   General and administrative                                1,667,961        985,425        964,204        479,362
   Depletion, depreciation and amortization                  2,368,405      1,219,008      1,227,905        715,321
                                                          ------------   ------------   ------------   ------------
            Total  expenses                                 11,217,142      6,572,019      5,970,895      3,533,675
                                                          ------------   ------------   ------------   ------------

Operating income                                             4,172,976        593,440      2,031,933        398,176
                                                          ------------   ------------   ------------   ------------

Other income (expense):
   Other income (expense)                                      (83,226)        15,362        (22,380)         9,447
   Interest expense, net of interest capitalized
      of $27,369 (1995)                                     (1,197,740)      (437,320)      (588,653)      (257,423)
                                                          ------------   ------------   ------------   ------------
                 Total other income (expense)               (1,280,966)      (421,958)      (611,033)      (247,976)
                                                          ------------   ------------   ------------   ------------

            Income before income taxes                       2,892,010        171,482      1,420,900        150,200

Provision for taxes on income                               (1,301,500)       (61,177)      (607,500)       (52,027)
Minority interest in earnings of consolidated subsidiary      (100,647)          --          (79,025)          --
                                                          ------------   ------------   ------------   ------------

            Net income                                    $  1,489,863   $    110,305   $    734,375   $     98,173
                                                          ============   ============   ============   ============

Net earnings per common share:
            Primary                                       $       0.33   $       0.03   $       0.16   $       0.02
                                                          ============   ============   ============   ============
            Fully-diluted                                 $       0.32   $       0.03   $       0.16   $       0.02
                                                          ============   ============   ============   ============

Weighted average common and common equivalent shares outstanding:
            Primary                                          4,541,311      4,289,041      4,569,562      4,349,789
                                                          ============   ============   ============   ============
            Fully-diluted                                    5,947,510      4,289,041      6,012,917      4,349,789
                                                          ============   ============   ============   ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                      1996          1995
                                                                  -----------   -----------

Cash flows from operating activities:
   Net income                                                     $ 1,489,863   $   110,305
   Adjustments to reconcile net income to net cash
     provided by operations:
        Depletion, depreciation and amortization                    2,368,405     1,219,008
        Deferred taxes                                                   --          28,672
        Amortization of unearned compensation                           8,500         8,500
        Compensation expense attributable to non-employee option       91,600            --
        Minority interest in earnings of consolidated subsidiary      100,647            --
        Changes in:
             Accounts receivable                                   (1,540,620)     (337,581)
             Other assets                                             278,060      (186,171)
             Accounts payable and accrued liabilities              (1,544,309)      344,567
                                                                  -----------   -----------

             Net cash provided by operating activities              1,252,146     1,187,300
                                                                  -----------   -----------

Cash flows from investing activities:
   Sale of property and equipment                                          --        52,062
   Expenditures for property and equipment                         (2,397,947)   (5,171,712)
   Expenditures for property deposits                                (250,280)   (1,585,000)
                                                                  -----------   -----------
             Net cash used in investing activities                 (2,648,227)   (6,704,650)
                                                                  -----------   -----------

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                   6,700,712     9,060,000
   Principal payments on notes payable and long-term debt          (5,575,275)   (4,530,697)
   (Increase) decrease in notes receivable                           (284,056)      150,383
   Increase in deferred loan costs                                   (165,777)      (42,145)
   Net change in accounts with affiliated companies                   (12,901)      283,124
   Net proceeds from issuance of common stock                         329,992        81,250
                                                                  -----------   -----------
            Net cash provided by financing activities                 992,695     5,001,915
                                                                  -----------   -----------


Effect of exchange rate changes on cash and cash equivalents               44            --
                                                                  -----------   -----------
Net decrease  in cash                                                (403,342)     (515,435)
Cash at beginning of period                                           640,287       798,984
                                                                  -----------   -----------

Cash at end of period                                             $   236,945   $   283,549
                                                                  ===========   ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

    The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1995 and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of June 30, 1996, and the consolidated results of operations for the six and three month periods ended June 30, 1996 and 1995 and the consolidated cash flows for the six months ended June 30, 1996 and 1995.

2.  RECLASSIFICATION

    Certain previously reported financial information has been reclassified to conform to the current periods' presentation.

3.  STATEMENTS OF CASH FLOWS

    Following is certain supplemental information regarding cash flows for the six months ended June 30, 1996 and 1995:

                                          1996                1995
                                      ------------         ----------

Interest paid                         $  1,228,259         $  458,790
                                      ============         ==========

Income taxes paid                     $    642,756         $   27,480
                                      ============         ==========

    Non-cash investing and financing transactions:

    In February 1996 the Company issued 7,000 shares of Common Stock to a director of the Company in settlement of an obligation in the amount of $42,000.

    Debentures in the principal amount of $156,000 were converted into 17,828 shares of Common Stock during the six months ended June 30, 1996.

    The Company incurred a charge to operations, and a credit to Stockholders' Equity, in the amount of $91,600 resulting from the issuance of stock options to a consultant during the six months ended June 30, 1996.

    Cumulative foreign currency translation gains in the amount of $1,003 were recorded during the six months ended June 30, 1996.

    In January 1995 the Company awarded 12,000 shares of Common Stock with a fair market value of $25,500 to an employee.

    Accrued interest in the amount of $27,369 was capitalized in connection with the refurbishment of the refinery facility during the six months ended June 30, 1995.

    Cumulative foreign currency translation gains in the amount of $27,017 were recorded during the six months ended June 30, 1995.

4.  LONG-TERM DEBT

    Long-term debt consists of the following at June 30, 1996:

   9% convertible senior subordinated debentures - due 2005   $ 12,494,000
   Revolving loan agreement with a bank                          9,100,000
   Demand loan agreement with a bank                             1,352,333
   Promissory note                                                 450,000
   Promissory notes - Capco                                      1,621,900
                                                              ------------
                                                                25,018,233
   Less current portion                                          2,019,060
                                                              ------------
                                                              $ 22,999,173
                                                              ============

    On December 26, 1995, the Company issued $11,000,000 of 9% convertible senior subordinated debentures ("Debentures") due December 15, 2005. On February 7, 1996, the Company issued an additional $1,650,000 of Debentures pursuant to the exercise of an over-allotment option by the underwriting group. The Debentures are convertible into Common Stock of the Company, at the option of the holders of the Debentures, at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment in certain events. Net proceeds to the Company were utilized to reduce the outstanding balance under the Company's revolving loan agreement and for other purposes. The Company has reserved 1,500,000 shares of its Common Stock for the conversion of the Debentures. Debentures in the amount of $156,000 were converted into 17,828 shares of Common Stock during the six month period ended June 30, 1996. For the period July 1, 1996 to August 12, 1996, Debentures in the amount of $1,018,000 were converted into 116,341 shares of Common Stock.

    The revolving loan ("Agreement") is subject to semi-annual redeterminations and will be converted to a three year term loan on June 1, 1997. Effective February 26, 1996, the borrowing base was increased from $9,700,000 to $10,800,000, subject to a monthly reduction of $200,000. In accordance with the terms of the Agreement, $1,500,000 of the loan balance is classified as currently payable at June 30, 1996. The Agreement requires, among other things, that the Company maintain at least a 1 to 1 working capital ratio, stockholders' equity of $6,250,000, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends and advancing funds in excess of specified limits to affiliates.

    Prior to March 5, 1996, the Company's Canadian subsidiary had a demand non-revolving bank loan with principal repayments of $53,500 on the first day of every month. Effective March 5, 1996, the company renegotiated its bank loan and now has available a demand revolving reducing loan of $1,830,000. The maximum principal amount available under the loan reduces by $36,650 per month commencing April 1, 1996. Interest is payable at a variable rate equal to the Canadian prime rate plus 1% per annum (7.25% at June 30, 1996). Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of a default.

    The promissory note is due to the seller of an oil refining facility which was acquired by the Company in June 1994. Payment of the note balance, which bears interest at the prime rate in effect on the note anniversary date, plus two percent (10.25% at June 30, 1996), is due on June 24, 1997.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  LONG-TERM DEBT (CONTINUED)

    The promissory notes - Capco are due to the Company's parent company, Capco Resources Ltd. and to Capco Resources, Inc., formerly wholly-owned by Capco Resources Ltd. and now majority-owned by Capco Resources Ltd. Payment of the notes, which bear interest at the rate of 9% per annum, is due April 1, 2006. The notes are subordinated to the same extent the Debentures are subordinated.

5.  COMMON STOCK AND STOCK OPTIONS

    As of June 30, 1996, the Company had outstanding options to certain employees of the Company for the purchase of 366,000 shares of Common Stock. These options become exercisable over a period of five years from the date of issue. The exercise price of the options is the fair market value of the Common Stock at the date of grant. Options to acquire 4,000 shares of Common Stock were exercised during the six month period ended June 30, 1996. Options to acquire 108,000 shares of Common Stock were exercisable at June 30, 1996. Options to acquire 5,000 shares of Common Stock were exercised subsequent to June 30, 1996.

    During the six months ended June 30, 1996, the Company issued options to acquire 50,000 shares of the Company's Common Stock to a consultant. As a result, the Company incurred a charge to operations, and a credit to Stockholders' Equity, in the amount of $91,600. Options to acquire 40,000 shares of Common Stock were exercised during the six month period ended June 30, 1996. The unexercised options expire November 21, 1996.

    In April 1996 and June 1996, the Company's Board of Directors and shareholders, respectively, approved the Company's 1996 Incentive Equity Plan ("Plan"). The purpose of the Plan is to enable the Company to provide officers, other key employees and consultants with appropriate incentives and rewards for superior performance. Subject to certain adjustments, the maximum aggregate number of shares of the Company's Common Stock that may be issued pursuant to the Plan, and the maximum number of shares of Common Stock granted to any individual in any calendar year, shall not in the aggregate exceed 500,000 and 100,000, respectively. At June 30, 1996 no awards had been made under the Plan.

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

    The Colombian Ministry of the Environment issued a resolution dated June 7, 1995 that set forth a number of measures aimed at correcting certain deficiencies that the Ministry has allegedly found in environmental aspects of the Teca and Nare oil fields. Among such measures, the Ministry ordered the temporary closing of one of five production modules until Texas Petroleum Company, the former owner and operator of the properties, provided a document detailing the timetable to correct the deficiencies. This temporary closing of the module has not had a substantial effect on total

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  CONTINGENCIES (CONTINUED)

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

    Texas Petroleum Company formally appealed the resolution and the Ministry of Environment, Texas Petroleum Company and Omimex, the current operator of the Teca and Nare oil fields, have negotiated an agreement for Omimex and the Company to implement certain corrective actions over a four to six month period, at which time the closed production module will be allowed to recommence operations. Texas Petroleum Company had previously estimated that the costs of compliance with the resolution attributable to the Company's interest in the Teca and Nare oil fields would not exceed $250,000. Additionally, the Company engaged an independent consultant to perform an environmental compliance survey of the Teca and Nare oil fields. That survey estimated that the costs of environmental compliance attributable to the Company's interest in the Teca and Nare oil fields would not exceed $375,000. Omimex has indicated to the Company that it believes that these cost estimates for the corrective work are accurate. Under the terms of the Company's agreement with Texas Petroleum Company, however, the Company takes Texas Petroleum Company's interests "as is" and could be subject to liability materially greater than the estimated costs. Omimex also estimates that as much as $250,000 may be expended to upgrade waste water disposal capabilities.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)

    Processing operations at the Company's asphalt refinery during the three months ended June 30, 1996 resulted in a small accumulation of asphalt inventory. Crude oil throughput amounted to 301,000 barrels, an average of 3,305 barrels per day. Processing the crude oil produced 34,000 tons of asphalt and 108,000 barrels of related products. Quantities sold during the quarter consisted of 25,400 tons (75% of production) of asphalt and 90,000 barrels of other products.

ACQUISITION, EXPLORATION AND DEVELOPMENT

    Drilling activity during the quarter ended June 30, 1996 included the completion of one gross (.56 net) gas well in the Black Warrior Basin in Alabama, the drilling and completion of one gross (1.0 net) horizontal oil well at the Company's Cat Canyon property in Santa Barbara County, California, the drilling of one gross (.23 net) gas well in Washita County, Oklahoma which is currently being completed for production and the drilling of one gross (.05 net) gas well in Alberta, Canada which is currently being completed. Subsequent to June 30, 1996, the Company participated in the drilling and completion of one gross (.50 net) horizontal oil well at the Company's Richfield East Dome Unit property in Orange County, California and the drilling and completion of one gross (.50 net) gas well in Solano County, California.

    Additional development drilling activities may be conducted in some of these areas in the second half of 1996, once well testing is completed and production performance is evaluated.

RESULTS OF OPERATIONS

    Results of the Company's oil and gas producing activities for the six and three month periods ended June 30, 1996 and 1995 are as follows:


Six Months Ended June 30, 1996                       United
- ------------------------------          Total        States      Canada      Colombia
                                     -----------  -----------  -----------  -----------
Oil and gas sales                    $14,603,688  $ 6,859,207  $ 1,333,645  $ 6,410,836
Production costs                     $ 7,180,776  $ 3,927,488  $   476,761  $ 2,776,527
Depletion                            $ 2,099,225  $   991,305  $   132,840  $   975,080
General and administrative expenses  $ 1,563,530  $ 1,184,881  $   289,211  $    89,438

Oil volume (BBL)                         971,367      377,074       62,597      531,696
Gas volume (MCF)                         806,035      495,304      310,731         --
Barrels of oil equivalent (BOE)        1,105,707      459,625      114,386      531,696

Average per BOE:
    Sales price                      $     13.20  $     14.92  $     11.65  $     12.05
    Production costs                 $      6.49  $      8.54  $      4.16  $      5.22
    Depletion                        $      1.89  $      2.15  $      1.16  $      1.83

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Six Months Ended June 30, 1995                    United
- ------------------------------         Total      States       Canada     Colombia
                                     ----------  ----------  ----------  ----------
Oil and gas sales                    $7,017,489  $5,583,785  $  840,637  $  593,067
Production costs                     $4,367,586  $3,688,429  $  361,106  $  318,051
Depletion                            $1,150,616  $  870,680  $  241,071  $   38,865
General and administrative expenses  $  840,371  $  743,135  $   97,236  $     --

Oil volume (BBL)                        456,356     339,578      34,973      81,805
Gas volume (MCF)                        723,773     450,766     273,007        --
Barrels of oil equivalent (BOE)         576,985     414,706      80,474      81,805

Average per BOE:
    Sales price                      $    12.16  $    13.46  $    10.45  $     7.25
    Production costs                 $     7.57  $     8.89  $     4.49  $     3.89
    Depletion                        $     1.99  $     2.10  $     3.00  $     0.48

Three Months Ended June 30, 1996                   United
- --------------------------------       Total       States     Canada      Colombia
                                     ----------  ----------  ----------  ----------
Oil and gas sales                    $7,640,802  $3,583,696  $  757,401  $3,299,705
Production costs                     $3,778,786  $1,962,936  $  274,632  $1,541,218
Depletion                            $1,094,106  $  532,690  $   74,041  $  487,375
General and administrative expenses  $  864,559  $  659,332  $  157,702  $   47,525

Oil volume (BBL)                        492,262     194,628      33,978     263,656
Gas volume (MCF)                        390,705     228,292     162,413        --
Barrels of oil equivalent (BOE)         557,380     232,677      61,047     263,656

Average per BOE:
    Sales price                      $    13.70  $    15.40  $    12.40  $    12.51
    Production costs                 $     6.77  $     8.43  $     4.49  $     5.84
    Depletion                        $     1.96  $     2.28  $     1.21  $     1.84

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended June 30, 1995                   United
- --------------------------------        Total      States      Canada     Colombia
                                     ----------  ----------  ----------  ----------
Oil and gas sales                    $3,831,179  $3,012,395  $  463,866  $  354,918
Production costs                     $2,338,992  $1,975,423  $  180,781  $  182,788
Depletion                            $  678,196  $  513,930  $  141,161  $   23,105
General and administrative expenses  $  398,322  $  357,669  $   40,653  $     --

Oil volume (BBL)                        243,270     175,703      19,125      48,442
Gas volume (MCF)                        377,785     251,148     126,637        --
Barrels of oil equivalent (BOE)         306,234     217,561      40,231      48,442

Average per BOE:
    Sales price                      $    12.51  $    13.85  $    11.53  $     7.33
    Production costs                 $     7.64  $     9.08  $     4.49  $     3.77
    Depletion                        $     2.21  $     2.36  $     3.51  $     0.48

1996 COMPARED TO 1995

    The Company reported net income of $1,490,000 and $734,000 for the six and three month periods ended June 30, 1996, respectively, as compared with net income of $110,000 and $98,000 for the same periods in 1995.

    Oil and gas sales increased $7,586,000 (108.1%) and $3,810,000 (99.5%) for the six and three month periods ended June 30, 1996, respectively, from $7,017,000 and $3,831,000 for the same periods of 1995. Exclusive of the Colombia properties, which were principally acquired in September 1995, average sales price per BOE increases of $1.30 (10.0%) and $1.29 (9.6%) for the six and three month periods ended June 30, 1996, respectively, from $12.97 and $13.48 for the same periods of 1995, resulted in increased oil and gas sales of $746,000 and $380,000, respectively. Production increases of 78,800 BOE (15.9%) and 35,900 BOE (13.9%), respectively, from 495,200 BOE and 257,800 BOE for the same periods of 1995 resulted in increased oil and gas sales of $1,023,000 and $485,000, respectively. The production increases were due to production attributable to acquisitions in the second half of 1995 and drilling and rework activities in the first six months of 1996, reduced by property divestitures and normal production declines during the same periods. The Teca, Nare and Cocorna oil fields in Colombia, which were acquired in September and December 1995, provided oil sales of $5,783,000 and $2,983,000, production quantities of 450,300 BOE and 224,300 BOE and average sales price per BOE of $12.84 and $13.29, respectively, for the six and three month periods ended June 30, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

    Production costs increased $2,813,000 (64.4%) and $1,440,000 (61.6%) for the six and three month periods ended June 30, 1996, respectively, from $4,368,000 and $2,339,000 for the same periods of 1995. Exclusive of the Colombia properties, which were principally acquired in September 1995, average production costs per BOE decreases of $0.51 (6.2%) and $0.75 (9.0%) for the six and three month periods ended June 30, 1996, respectively, from $8.18 and $8.36 for the same periods of 1995, resulted in decreased production costs of $290,000 and $219,000, respectively, whereas production increases resulted in increased production costs of $645,000 and $301,000, respectively. The Teca, Nare and Cocorna oil fields in Colombia which were acquired in September and December 1995 incurred production costs of $2,179,000 and $1,225,000, production quantities of 450,300 BOE and 224,300
    BOE and average production costs per BOE of $4.83 and $5.46, respectively, for the six and three month periods ended June 30, 1996.

    Depletion, depreciation and amortization expenses increased $1,149,000 (94.3%) and $513,000 (71.7%) for the six and three month periods ended June 30, 1996, respectively, from $1,219,000 and $715,000 for the same periods of 1995. Exclusive of the Colombia properties, which were principally acquired in September 1995, depletion expense increased $12,000 (1.1%) for the six months ended June 30, 1996 and decreased $48,000 (7.3%) for the three months ended June 30, 1996, from $1,112,000 and $655,000 for the same periods of 1995. Production increases of 45,000 BOE and 15,000 BOE for the United States cost center for the six and three month periods ended June 30, 1996, respectively, from the same periods of 1995 resulted in depletion increases of $94,000 and $36,000 for the six and three month periods ended June 30, 1996, respectively, from the same periods of 1995. Production increases of 34,000 BOE and 21,000 BOE for the Canada cost center for the six and three month periods ended June 30, 1996, respectively, from the same periods of 1995 resulted in depletion increases of $102,000 and $73,000 for the six and three month periods ended June 30, 1996, respectively, from the same periods of 1995. An increase in the estimated proved reserves at the beginning of the respective periods in 1996 caused a reduction in the depletion rate per BOE for the Canada cost center. Rate per BOE decreases of $1.83 and $2.30 for the six and three month periods ended June 30, 1996, respectively, from the same periods of 1995 resulted in depletion decreases of $210,000 and $140,000 for the six and three month periods ended June 30, 1996, respectively, from the same periods of 1995. Due principally to the acquisition of the Teca, Nare and Cocorna oil fields in Colombia in September and December 1995, depletion expense for the Colombia cost center increased $936,000 and $464,000 for the six and three month periods ended June 30, 1996, respectively, from the same periods of 1995. Depreciation and amortization expense increased $201,000 (295.6%) and $97,000 (262.2%) for the six and three month periods ended June 30, 1996, respectively, from $68,000 and $37,000 for the same periods of 1995. The increases were due principally to the Colombia property acquisition in September 1995, which included oil pipeline facilities and the costs incurred by the Company in connection with the debenture offering, which closed in December 1995.

    Other revenues increased $638,000 (431.1%) and $261,000 (258.4%) for the six and three month periods ended June 30, 1996, respectively, from $148,000 and $101,000 for the same periods in 1995, due principally to net pipeline tariffs of $522,000 and $206,000 for the six and three month periods ended June 30, 1996, respectively, reported by the Company's Colombia subsidiary, which began operations in September 1995.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

    General and administrative expenses increased $683,000 (69.3%) and $485,000 (101.3%) for the six and three month periods ended June 30, 1996, respectively, from $985,000 and $479,000 for the same periods of 1995, due principally to general and administrative expenses incurred as a result of expanded international operations in Canada and Colombia in the third and fourth quarters of 1995, and as a result of an increase in employment levels in the Company's domestic regional offices.

    Other income (expense) decreased $98,000 (653.3%) and $31,000 (344.4%) for the six and three month periods ended June 30, 1996, respectively, from income of $15,000 and $9,000 for the same periods of 1995. The changes were primarily due to non-operational expenses of $163,000 and $52,000 for the six and three month periods ended June 30, 1996, respectively, incurred at the Company's Colombia operations, reduced by additional interest income of $33,000 and $17,000, in the two periods, respectively, and by other income of $28,000 in the six months ended June 30, 1996.

    Interest expense increased $761,000 (174.1%) and $332,000 (129.2%) for the six and three month periods ended June 30, 1996, respectively, from $437,000 and $257,000 for the same periods of 1995. Interest expense of $548,000 and $278,000 for the six and three month periods ended June 30, 1996, respectively, was attributable to the Company's debenture offering which closed in December 1995. Interest expense attributable to the Company's revolving line of credit increased $61,000 (14.8%) and decreased $6,000 (2.8%) for the six and three month periods ended June 30, 1996, respectively, from $412,000 and $211,000 for the same periods in 1995. The average debt balance outstanding under the Company's revolving line of credit for the six and three month periods ended June 30, 1996 increased $1,869,000 (26.4%) and $466,000 (5.6%), respectively, from $7,092,000 and
    $8,383,000 for the same periods of 1995, due principally to the use of loan proceeds to fund property acquisitions which closed during 1995. The weighted average interest rate for the Company's revolving line of credit decreased 62 basis points (6.3%) and 75 basis points (7.5%) for the six and three month periods ended June 30, 1996, respectively, from 9.91% and 10.0% for the same periods of 1995. Interest expense incurred by the Company attributable to subordinated indebtedness to affiliated companies which was borrowed in the third quarter of 1995 was $73,000 and $36,000 for the six and three month periods ended June 30, 1996, respectively. Other interest expense incurred principally by the Company's Canada, Colombia and refining subsidiaries increased $76,000 (113.2%) and $24,000 (52.2%) for the six and three month periods ended June 30, 1996, respectively, from $86,000 and $46,000 for the same periods in 1995.

    The Company's oil and gas producing business is not seasonal in nature.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company's total current assets were $10.7 million and its total current liabilities were $7.3 million. Included in current liabilities was $2.0 million attributable to the current portion of long-term debt.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Summary cash flow information for the six month periods ended June 30, 1996 and 1995 is as follows:

                                                                            1996              1995
                                                                      ---------------    -------------
             Net cash provided by operating activities                $     1,252,000    $   1,187,000

             Net cash used in investing activities                    $    (2,648,000)  $   (6,705,000)

             Net cash provided by financing activities                $       993,000    $   5,002,000

    The Company's operating activities during the six months ended June 30, 1996 provided net cash flow of $1.3 million. Net income of $1.5 million, adjusted for non-cash charges (primarily depletion, depreciation and amortization) in the amount of $2.5 million, was the primary source of cash inflows from operations. Working capital requirements attributable principally to operations at the Company's Colombia oil properties were responsible for cash outflows of $2.8 million. Cash flows from operating activities provided net cash flow of $1.2 million in the six months ended June 30, 1995. Net income of $110,000, adjusted for non-cash charges (primarily depletion, depreciation and amortization) in the amount of $1.2 million, was the principal source of cash inflows from operations. Working capital requirements resulted in a cash outflow of $179,000 during the six months ended June 30, 1995.

    Investing activities during the six months ended June 30, 1996 resulted in a net cash outflow of $2.6 million. Of this amount, oil and gas property acquisition, development and exploration expenditures totaled $2.2 million. An additional $220,000 was expended for other assets. Investing activities during the six months ended June 30, 1995 resulted in a utilization of cash amounting to $6.7 million. Expenditures for oil and gas property acquisitions and exploration and development activities during the six months ended June 30, 1995, totaled $4.8 million. Deposits in the amount of $1.6 million were issued in connection with pending acquisitions of oil and gas properties in New Mexico and Colombia during the six months ended June 30, 1995.

    Financing activities during the six months ended June 30, 1996, which provided net cash flow of $1.0 million, consisted principally of activity on the Company's revolving loan agreement, and proceeds from the issuance of debentures, net of related financing costs, in the amount of $1.4 million. Proceeds from the exercise of options to acquire Common Stock provided cash inflows of $330,000 during the six months ended June 30, 1996. Financing activities during the six months ended June 30, 1995 which provided net cash flow of $5 million, consisted principally of activity on the Company's revolving loan agreement and retirement of a $606,000 note payable that was outstanding at December 31, 1994. Advances from affiliated companies in the amount of $283,000 were used to partially fund the note payment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    The Company has expanded its operations through acquisitions of oil and gas producing properties, and intends to do so in the future by means of additional financing.

    The Company has a reducing, revolving line of credit with Bank One, Texas, N.A. At June 30, 1996, the borrowing base under the credit agreement was $10.0 million, subject to a monthly reduction of $200,000. Outstanding debt at June 30, 1996 for this credit facility was $9.1 million. On February 7, 1996, underwriters for the Company's debenture offering exercised their over-allotment option, resulting in net proceeds to the Company of $1.5 million, a portion of which was utilized to reduce the outstanding balance under the Company's revolving line of credit. Effective March 6, 1996, the Company's Canada subsidiary renegotiated its term loan and now has available a demand revolving reducing loan. At June 30, 1996, the borrowing base under the loan agreement was $1.7 million, subject to a monthly reduction of $37,000. Outstanding debt at June 30, 1996 for this credit facility was $1.4 million. The Company believes that the borrowing capacity available under its credit facilities, plus anticipated cash flows from operations, will be sufficient to fund its current working capital requirements.

    In June 1996 the Company's Board of Directors declared a property dividend representing 15% of the shares of common stock of its wholly owned subsidiary, Saba Petroleum of Michigan, Inc. ("SPM"), subject to the completion of a private placement of common stock of SPM of $2,000,000 and the assumption of approximately $3,150,000 of the Company's bank debt by SPM. Subject to the foregoing conditions being met, it is estimated that the Company will dividend 375,000 shares of SPM to the Company's shareholders, of which approximately 135,000 shares will be issued to non-affiliates of the Company. The record and distribution dates for the dividend have not yet been determined.

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

                             SABA PETROLEUM COMPANY

                           PART II - OTHER INFORMATION


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

- -   Exhibits filed for the quarter ended June 30, 1996 are as follows:

EXHIBIT NUMBER     DESCRIPTION
- --------------     -----------
10.1               Benefits Plans - 1996 Incentive Equity Plan
10.2               Promissory Note of Ilyas Chaudhary to the Company
10.3               Form of Stock Option Agreements between Ilyas
                     Chaudhary and William Hickey and Francis Barker
10.4               Form of Stock Option Termination Agreements between
                     the Company and William Hagler and William Richards
11.1               Computation of Earnings per Common Share


- - No reports were filed under Form 8-K during the quarter ended June 30, 1996.

                             SABA PETROLEUM COMPANY
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SABA PETROLEUM COMPANY


Date:    August 14, 1996                    By:   /s/Ilyas Chaudhary
       --------------------                      -------------------
                                                  Ilyas Chaudhary
                                                     President
                                                (Principal Executive
                                                     Officer)





Date:    August 14, 1996                             /s/Walton C. Vance
       --------------------                         -------------------
                                                      Walton C. Vance
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)