Form 10QSB
period 1996-09-30
SABA PETROLEUM CO
filed 1996-11-14
CIK 312340

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

                         For the quarterly period ended
                               SEPTEMBER 30, 1996

                        Commission File Number 1-12322

-------------------------------------------------------------------------------

                            SABA PETROLEUM COMPANY

-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Colorado                                   47-0617589
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

                    201 North Salsipuedes Street, Suite 104
                        Santa Barbara, California  93103
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (805) 884-0661

                            17512 Von Karman Avenue
                           Irvine, California  92714
                                (714) 724-1112
-------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]      NO [ ]

At November 11, 1996, 4,563,721 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format.   YES [ ]     NO [X]

                             SABA PETROLEUM COMPANY


                                    CONTENTS

                                                                                              Page(s)
PART I. - FINANCIAL INFORMATION
-------------------------------

Item 1. Financial Statements

              Condensed Consolidated Balance Sheet as of September 30, 1996                       3

              Condensed Consolidated Statements of Income for the nine and
                   three month periods ended September 30, 1996 and 1995                          4

              Condensed Consolidated Statements of Cash Flows for the
                   nine months ended September 30, 1996 and 1995                                  5

              Notes to Condensed Consolidated Financial Statements                              6-9

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                  10-17


PART II. - OTHER INFORMATION
----------------------------

Item 6. Exhibits and Reports on Form 8-K                                                         18


SIGNATURES                                                                                       19
----------

                         PART I - FINANCIAL INFORMATION
                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                  (Unaudited)


             ASSETS
Current assets:
   Cash and cash equivalents                                 $    180,016
   Restricted certificate of deposit                              883,178
   Accounts receivable, net of allowance for doubtful
          accounts of $63,400                                   6,266,089
   Other current assets                                         2,408,742
                                                             ------------
          Total current assets                                  9,738,025
                                                             ------------
Property and equipment (Note 4):
   Oil and gas properties (full cost method)                   37,515,106
   Land, plant and equipment                                    5,586,304
                                                             ------------
                                                               43,101,410
   Less accumulated depletion and depreciation                (13,503,008)
                                                             ------------
          Total property and equipment                         29,598,402
                                                             ------------
Other assets                                                    2,813,336
                                                             ------------
                                                             $ 42,149,763
                                                             ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                  $  6,447,983
   Current portion of long-term debt                            2,585,399
                                                             ------------
          Total current liabilities                             9,033,382

Long-term debt, net of current portion                         19,971,589
Other liabilities and deferred taxes                              465,654
Minority interest in consolidated subsidiary                      669,788
                                                             ------------
           Total liabilities                                   30,140,413
                                                             ------------
Commitments and contingencies (Note 6)
Stockholders' equity:
   Preferred stock - no par value, authorized
             50,000,000 shares; none issued                        -
   Common stock - no par value, authorized
             150,000,000 shares; issued and outstanding
             4,514,010 shares                                   8,724,089
   Retained earnings                                            3,258,528
   Cumulative translation adjustment                               26,733
                                                             ------------
          Total stockholders' equity                           12,009,350
                                                             ------------
                                                             $ 42,149,763
                                                             ============

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                   Nine Months                  Three Months
                                               Ended September 30            Ended September 30
                                               1996          1995           1996          1995
                                           ------------   -----------   ------------   -----------
Revenues:
   Oil and gas sales                       $ 22,075,612   $10,976,571   $  7,471,924   $ 3,959,082
   Other                                      1,077,428       349,813        290,998       201,843
                                           ------------   -----------   ------------   -----------
            Total revenues                   23,153,040    11,326,384      7,762,922     4,160,925
                                           ------------   -----------   ------------   -----------
Expenses:
   Production costs                          10,955,455     6,923,330      3,774,679     2,555,744
   General and administrative                 2,659,998     1,406,004        992,037       420,579
   Depletion, depreciation and
      amortization                            3,615,631     1,931,031      1,247,226       712,023
                                           ------------   -----------   ------------   -----------
            Total  expenses                  17,231,084    10,260,365      6,013,942     3,688,346
                                           ------------   -----------   ------------   -----------
Operating income                              5,921,956     1,066,019      1,748,980       472,579
                                           ------------   -----------   ------------   -----------
Other income (expense):
   Other income (net)                           234,810       117,123        318,036       101,761
   Interest expense, net of interest
      capitalized of $27,369 (1995)          (1,795,113)     (778,461)      (597,373)     (341,141)
                                           ------------   -----------   ------------   -----------
                 Total other
                    income (expense)         (1,560,303)     (661,338)      (279,337)     (239,380)
                                           ------------   -----------   ------------   -----------
            Income before income taxes        4,361,653       404,681      1,469,643       233,199
Provision for taxes on income                 1,962,900       174,800        661,400       113,623
Minority interest in earnings of
  consolidated subsidiary                       178,021          -            77,374           -
                                           ------------   -----------   ------------   -----------
            Net income                     $  2,220,732   $   229,881   $    730,869   $   119,576
                                           ============   ===========   ============   ===========
Net earnings per common share:
            Primary                        $       0.48   $      0.05   $       0.15   $      0.03
                                           ============   ===========   ============   ===========
            Fully-diluted                  $       0.48   $      0.05   $       0.15   $      0.03
                                           ============   ===========   ============   ===========
Weighted average common and common
  equivalent shares outstanding:
            Primary                           4,611,997     4,354,647      4,727,484     4,405,627
                                           ============   ===========   ============   ===========
            Fully-diluted                     5,985,901     4,354,647      6,037,500     4,405,627
                                           ============   ===========   ============   ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                       1996            1995
                                                                   ----------      -----------
Cash flows from operating activities:
   Net income                                                      $2,220,732      $   229,881
   Adjustments to reconcile net income to net cash
     provided by operations:
        Depletion, depreciation and amortization                    3,615,631        1,931,031
        Deferred taxes                                                                 116,070
        Amortization of unearned compensation                           8,500           12,750
        Compensation expense attributable to non-employee option       91,600              -
        Minority interest in earnings of consolidated subsidiary      178,021              -
        Gain on issuance of shares of subsidiary                       (6,336)             -
        Changes in:
             Accounts receivable                                   (1,821,046)      (1,271,781)
             Other assets                                             371,576         (167,260)
             Accounts payable and accrued liabilities                (457,682)       1,284,321
                                                                   ----------      -----------
             Net cash provided by operating activities              4,200,996        2,135,012
                                                                   ----------      -----------
Cash flows from investing activities:
   Refund on restricted certificate of deposit                        875,000            -
   Sale of property and equipment                                       -               77,062
   Expenditures for property and equipment                         (5,388,088)     (15,145,098)
   Expenditures for property deposits                                (242,609)        (100,000)
                                                                   ----------      -----------
             Net cash used in investing activities                 (4,755,697)     (15,168,036)
                                                                   ----------      -----------
Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                   9,700,712       20,564,900
   Principal payments on notes payable and long-term debt          (9,589,794)      (8,819,345)
   (Increase) decrease in notes receivable                           (272,040)         274,528
   Increase in deferred loan costs                                   (165,777)        (407,553)
   Net change in accounts with affiliated companies                   (12,250)         387,251
   Net proceeds from issuance of common stock                         422,375          189,583
   Increase in contributed surplus                                      -              204,100
   Capital subscription of minority interest                           10,963            -
                                                                   ----------      -----------
            Net cash provided by financing activities                  94,189       12,393,464
                                                                   ----------      -----------
Effect of exchange rate changes on cash and cash equivalents              241            -
                                                                   ----------      -----------
Net decrease  in cash                                                (460,271)        (639,560)
Cash at beginning of period                                           640,287          798,984
                                                                   ----------      -----------
Cash at end of period                                              $  180,016      $   159,424
                                                                   ==========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1995 and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of September 30, 1996, and the consolidated results of operations for the nine and three month periods ended September 30, 1996 and 1995 and the consolidated cash flows for the nine months ended September 30, 1996 and 1995.

2.       RECLASSIFICATION

         Certain previously reported financial information has been reclassified to conform to the current periods' presentation.

3.       STATEMENTS OF CASH FLOWS

         Following is certain supplemental information regarding cash flows for the nine months ended September 30, 1996 and 1995:

                                               1996               1995
                                          --------------    ---------------
           Interest paid                  $    1,517,532    $       754,421
                                          ==============    ===============
           Income taxes paid              $      998,978    $        57,418
                                          ==============    ===============

      Non-cash investing and financing transactions:

      In February 1996 the Company issued 7,000 shares of Common Stock to a director of the Company in settlement of an obligation in the amount of $42,000.

      Debentures in the principal amount of $1,605,000 were converted into 183,420 shares of Common Stock during the nine months ended September 30, 1996.

      The Company incurred a charge to operations, and a credit to Stockholders' Equity, in the amount of $91,600 resulting from the issuance of stock options to a consultant during the nine months ended September 30, 1996.

      Cumulative foreign currency translation gains in the amount of $4,253 were recorded during the nine months ended September 30, 1996.

      In January 1995 the Company awarded 12,000 shares of Common Stock with a fair market value of $25,500 to an employee.

      The acquisition cost of oil and gas properties which were acquired in September 1995 included an oil imbalance obligation in the amount of $932,700 which was assumed by the Company.

      Accrued interest in the amount of $27,369 was capitalized in connection with the refurbishment of the refinery facility during the nine months ended September 30, 1995.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Cumulative foreign currency translation gains in the amount of $50,257 were recorded during the nine months ended September 30, 1995.

4.  LONG-TERM DEBT

   Long-term debt consists of the following at September 30, 1996:

             9% convertible senior subordinated debentures - due 2005                $ 11,045,000
             Revolving loan agreement with a bank                                       8,100,000
             Demand loan agreement with a bank                                          1,340,088
             Promissory note                                                              450,000
             Promissory notes - Capco                                                   1,621,900
                                                                                     ------------
                                                                                       22,556,988
             Less current portion                                                       2,585,399
                                                                                     ------------
                                                                                     $ 19,971,589
                                                                                     ============

   On December 26, 1995, the Company issued $11,000,000 of 9% convertible senior subordinated debentures ("Debentures") due December 15, 2005. On February 7, 1996, the Company issued an additional $1,650,000 of Debentures pursuant to the exercise of an over-allotment option by the underwriting group. The Debentures are convertible into Common Stock of the Company, at the option of the holders of the Debentures, at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment in certain events. Net proceeds to the Company were utilized to reduce the outstanding balance under the Company's revolving loan agreement and for other purposes. The Company has reserved 1,500,000 shares of its Common Stock for the conversion of the Debentures. Debentures in the amount of $1,605,000 were converted into 183,420 shares of Common Stock during the nine month period ended September 30, 1996. For the period October 1, 1996 to November 11, 1996, Debentures in the amount of $435,000 were converted into 49,711 shares of Common Stock.

   The revolving loan ("Agreement") is subject to semi-annual redeterminations and will be converted to a three year term loan on July 1, 1998. Effective November 1, 1996, the borrowing base was increased from $9,200,000 to $14,000,000, subject to a monthly reduction of $250,000. In accordance with the terms of the Agreement, $1,860,000 of the loan balance is classified as currently payable at September 30, 1996. The Agreement requires, among other things, that the Company maintain at least a 1 to 1 working capital ratio, stockholders' equity of $6,250,000, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends and advancing funds in excess of specified limits to affiliates.

   Prior to March 5, 1996, the Company's Canadian subsidiary had a demand non-revolving bank loan with principal repayments of $53,500 on the first day of every month. Effective March 5, 1996, the company renegotiated its bank loan and now has available a demand revolving reducing loan of $1,830,000. The maximum principal amount available under the loan reduces by $36,650 per month commencing April 1, 1996. Effective October 1, 1996, the bank agreed to defer the monthly reduction adjustment to April 1, 1997. Interest is payable at a variable rate equal to the Canadian prime rate plus 1% per annum (6.75% at September 30, 1996). Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of a default.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The promissory note is due to the seller of an oil refining facility which was acquired by the Company in June 1994. Payment of the note balance, which bears interest at the prime rate in effect on the note anniversary date, plus two percent (10.25% at September 30, 1996), is due on June 24, 1997.

   The promissory notes - Capco are due to the Company's parent company, Capco Resources Ltd. and to Capco Resources, Inc., formerly wholly-owned by Capco Resources Ltd. and now majority-owned by Capco Resources Ltd. Payment of the notes, which bear interest at the rate of 9% per annum, is due April 1, 2006. The notes are subordinated to the same extent the Debentures are subordinated.

5.  COMMON STOCK AND STOCK OPTIONS

   As of September 30, 1996, the Company had outstanding options to certain employees of the Company for the purchase of 371,000 shares of Common Stock. These options become exercisable over a period of five years from the date of issue. The exercise price of the options is the fair market value of the Common Stock at the date of grant. Options to acquire 9,000 shares of Common Stock were exercised during the nine month period ended September 30, 1996. Options to acquire 143,000 shares of Common Stock were exercisable at September 30, 1996.

   During the nine month period ended September 30, 1996, the Company issued options to acquire 50,000 shares of the Company's Common Stock to a consultant. The option had an exercise price of $8.00 and were exercisable over a period of 180 days, beginning May 21, 1996. As a result, the Company incurred a charge to operations, and a credit to Stockholders' Equity, in the amount of $91,600. The options were fully exercised during the nine month period ended September 30, 1996.

   In April 1996 and June 1996, the Company's Board of Directors and shareholders, respectively, approved the Company's 1996 Incentive Equity Plan ("Plan"). The purpose of the Plan is to enable the Company to provide officers, other key employees and consultants with appropriate incentives and rewards for superior performance. Subject to certain adjustments, the maximum aggregate number of shares of the Company's Common Stock that may be issued pursuant to the Plan, and the maximum number of shares of Common Stock granted to any individual in any calendar year, shall not in the aggregate exceed 500,000 and 100,000, respectively. At September 30, 1996, no awards had been made under the Plan.

   In January 1995, the Company awarded 12,000 shares of Common Stock to an employee pursuant to the terms of an employment agreement. The cost of the stock award, based on the stock's fair market value at the award date, was charged to stockholders' equity and was amortized against earnings over the contract term.

6.  CONTINGENCIES

   The Company is subject to extensive Federal, state, local and foreign environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.

   The Colombian Ministry of the Environment issued a resolution dated June 7, 1995 that set forth a number of measures aimed at correcting certain deficiencies that the Ministry has allegedly found in environmental aspects of the Teca and Nare oil fields. Among such measures, the Ministry ordered

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   6.  CONTINGENCIES (CONTINUED)

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

   Texas Petroleum Company formally appealed the resolution and the Ministry of Environment, Texas Petroleum Company and Omimex, the current operator of the Teca and Nare oil fields, have negotiated an agreement pursuant to which Omimex and the Company agreed to implement certain corrective actions over a four to six month period, at which time the closed production module will be allowed to recommence operations. Texas Petroleum Company had previously estimated that the costs of compliance with the resolution attributable to the Company's interest in the Teca and Nare oil fields would not exceed $250,000. Additionally, the Company engaged an independent consultant to perform an environmental compliance survey of the Teca and Nare oil fields. That survey estimated that the costs of environmental compliance attributable to the Company's interest in the Teca and Nare oil fields would not exceed $375,000. Under the terms of the Company's agreement with Texas Petroleum Company, however, the Company took Texas Petroleum Company's interests in the fields "as is" and could be subject to liability materially greater than the estimated costs. Omimex also estimates that as much as $250,000 may be expended to upgrade waste water disposal capabilities.

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

   In 1995, the Company completed the re-permitting and environmental impact review process of its Santa Maria refinery with the County of Santa Barbara and in June 1995 re-commenced refinery operations. The Company entered into a processing agreement with Petro Source Refining Corporation ("Petro Source"), under which Petro Source purchases crude oil (including crude oil purchased from the Company), delivers it to the refinery, reimburses the Company's out-of-pocket costs for refining, markets the asphalt and other products and generally shares any profits equally with the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)

   Processing operations at the Company's asphalt refinery during the three months ended September 30, 1996 resulted in a decrease of asphalt inventory. Crude oil throughput amounted to 299,743 barrels, an average of 3,258 barrels per day with an additional 26,484 barrels, or 288 barrels per day, of additional feedstock. Processing the crude oil produced 35,897 tons of asphalt and 130,984 barrels of related products. Quantities sold during the quarter consisted of 47,562 tons (132% of production) of asphalt and 137,082 barrels of other products.

ACQUISITION, EXPLORATION AND DEVELOPMENT

    Drilling activity during the quarter ended September 30, 1996 included the completion of one gross (0.23 net) gas well in Washita County, Oklahoma, the drilling and completion of one gross (0.51 net) horizontal oil well at the Company's Richfield East Dome Unit property in Orange County, California, the drilling and completion of two gross (0.81 net) gas wells in Solano County, California; a third well was drilled but determined to be noncommerical and was plugged and abandoned, the drilling and completion of three gross (1.50 net) oil wells in Kern County, California, the drilling and completion of one gross (1.0 net) well in Alberta, Canada, the drilling of one gross (0.15 net) oil well in Fort Bend County, Texas which is currently being completed for production, and the drilling of one gross (1.0 net) oil well in Alberta, Canada which is currently undergoing testing.

    Subsequent to September 30, 1996, the Company participated in the drilling and completion of two gross (2.0 net) horizontal oil wells at the Company's Cat Canyon property in Santa Barbara County, California and the drilling of one gross (0.69 net) gas well in the Black Warrior Basin in Alabama, which is currently being completed for production.

    Development drilling activities will continue in some of these areas throughout the remainder of the year 1996.


RESULTS OF OPERATIONS

    Results of the Company's oil and gas producing activities for the nine and three month periods ended September 30, 1996 and 1995 are as follows:

                                                                United
 Nine Months Ended September 30, 1996          Total            States          Canada         Colombia
 ------------------------------------      -----------       -----------      ----------      ----------
 Oil and gas sales                         $22,075,612       $10,579,762      $2,148,973      $9,346,877
 Production costs                          $10,955,455       $ 5,924,608      $  814,068      $4,216,779
 Depletion                                 $ 3,207,500       $ 1,502,160      $  214,240      $1,491,100
 General and administrative expenses       $ 2,528,391       $ 2,002,117      $  408,834      $  117,440

 Oil volume (BBL)                            1,454,821           570,963         101,392         782,466
 Gas volume (MCF)                            1,183,609           743,410         440,199          -
 Barrels of oil equivalent (BOE)             1,652,089           694,864         174,759         782,466

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                        United
 Nine Months Ended September 30, 1996      Total        States       Canada     Colombia
 ------------------------------------      ------       ------       ------     --------
 Average per BOE:
     Sales price                           $13.36       $15.23       $12.30      $11.95
     Production costs                      $ 6.63       $ 8.53       $ 4.66      $ 5.39
     Depletion                             $ 1.94       $ 2.16       $ 1.23      $ 1.91


                                                               United
 Nine Months Ended September 30, 1995         Total            States          Canada         Colombia
 ------------------------------------      -----------       ----------      ----------       ----------
 Oil and gas sales                         $10,976,571       $8,354,434      $1,156,852       $1,465,285
 Production costs                          $ 6,923,330       $5,520,635      $  544,178       $  858,517
 Depletion                                 $ 1,811,839       $1,274,660      $  322,419       $  214,760
 General and administrative expenses       $ 1,249,818       $1,123,522      $  118,090       $    8,206

 Oil volume (BBL)                              745,581          513,019          56,359          176,203
 Gas volume (MCF)                            1,051,917          686,937         364,980              -
 Barrels of oil equivalent (BOE)               920,901          627,509         117,189          176,203

 Average per BOE:
     Sales price                           $     11.92       $    13.31      $     9.87       $     8.31
     Production costs                      $      7.51       $     8.79      $     4.64       $     4.87
     Depletion                             $      1.96       $     2.03      $     2.75       $     1.21

                                                               United
 Three Months Ended September 30, 1996        Total            States          Canada         Colombia
 -------------------------------------     ----------        ----------       --------        ----------
 Oil and gas sales                         $7,471,924        $3,720,555       $815,328        $2,936,041
 Production costs                          $3,774,679        $1,997,120       $337,307        $1,440,252
 Depletion                                 $1,108,275        $  510,855       $ 81,400        $  516,020
 General and administrative expenses       $  964,861        $  817,236       $119,623        $   28,002

 Oil volume (BBL)                             483,454           193,889         38,795           250,770
 Gas volume (MCF)                             377,574           248,106        129,468               -
 Barrels of oil equivalent (BOE)              546,382           235,239         60,373           250,770

 Average per BOE:
     Sales price                           $     13.68       $    15.81       $  13.50        $    11.70
     Production costs                      $      6.91       $     8.48       $   5.58        $     5.74
     Depletion                             $      2.03       $     2.17       $   1.34        $     2.05

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Three Months Ended September 30, 1995                             United
 -------------------------------------            Total            States          Canada         Colombia
                                           ----------------  --------------   -------------   --------------
 Oil and gas sales                               $3,959,082      $2,770,649       $316,215          $872,218
 Production costs                                $2,555,744      $1,832,206       $183,072          $540,466
 Depletion                                       $  661,223      $  403,980       $ 81,348          $175,895
 General and administrative expenses             $  409,447      $  380,387       $ 20,854          $  8,206

 Oil volume (BBL)                                   286,620         173,441         18,781            94,398
 Gas volume (MCF)                                   273,741         236,171         37,570                -
 Barrels of oil equivalent (BOE)                    332,243         212,803         25,042            94,398

 Average per BOE:
     Sales price                                 $    11.91      $    13.01       $  12.62          $   9.23
     Production costs                            $     7.69      $     8.60       $   7.31          $   5.72
     Depletion                                   $     1.99      $     1.89       $   3.24          $   1.86

1996 COMPARED TO 1995

   The Company reported net income of $2,221,000 and $731,000 for the nine and three month periods ended September 30, 1996, respectively, as compared with net income of $230,000 and $120,000 for the same periods in 1995.

   Oil and gas sales increased $11,099,000 and $3,513,000 for the nine and three month periods ended September 30, 1996, respectively, from $10,977,000 and $3,959,000 for the same periods of 1995. Exclusive of the Colombia properties, which were principally acquired in September 1995, average sales price per BOE increases of $1.87 and $2.97 for the nine and three month periods ended September 30, 1996, respectively, from $12.77 and $12.37 for the same periods of 1995, resulted in increased oil and gas sales of $1,622,000 and $879,000, respectively. Production increases of 125,000 BOE (16.8%) and 46,000 BOE (18.4 %), respectively, from 745,000 BOE and 250,000 BOE for the same periods of 1995 resulted in increases in oil and gas sales of $1,596,000 and $570,000, respectively. The production increases were due to production attributable to acquisitions in the second half of 1995 and drilling and rework activities in the first nine months of 1996, reduced by property divestitures and normal production declines during the same periods. The Teca, Nare and Cocorna oil fields in Colombia, which were acquired in September and December 1995, generated oil sales of $8,401,000 and $2,618,000, production quantities of 662,000 BOE and 212,000
   BOE and average sales price per BOE of $12.69 and $12.35, respectively, for the nine and three month periods ended September 30, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

   Production costs increased $4,032,000 (58.2%) and $1,219,000 (47.7%) for the nine and three month periods ended September 30, 1996, respectively, from $6,923,000 and $2,556,000 for the same periods of 1995. Exclusive of the Colombia properties, which were principally acquired in September 1995, average production costs per BOE decreases of $0.40 (4.9%) and $0.58 (6.8%) for the nine and three month periods ended September 30, 1996, respectively, from $8.14 and $8.47 for the same periods of 1995, resulted in decreased production costs of $344,000 and $170,000, respectively, whereas production increases resulted in increased production costs of $1,017,000 and $489,000, respectively. The Teca, Nare and Cocorna oil fields in Colombia which were acquired in September and December 1995 incurred production costs of $3,270,000 and $1,091,000, production quantities of 662,000 BOE and 212,000
   BOE and average production costs per BOE of $4.94 and $5.15, respectively, for the nine and three month periods ended September 30, 1996.

   Depletion, depreciation and amortization expenses increased $1,685,000 (87.3%) and $535,000 (75.1%) for the nine and three month periods ended September 30, 1996, respectively, from $1,931,000 and $712,000 for the same periods of 1995. Exclusive of the Colombia properties, which were principally acquired in September 1995, depletion expense increased $119,000 (7.5%) for the nine months ended September 30, 1996 and $107,000 (22.1%) for the three months ended September 30, 1996, from $1,597,000 and $485,000 for the same periods of 1995. Production increases of 67,000 BOE and 22,000 BOE for the United States cost center for the nine and three month periods ended September 30, 1996, respectively, from the same periods of 1995 resulted in depletion increases of $137,000 and $43,000 for the nine and three month periods ended September 30, 1996, respectively, from the same periods of 1995. Production increases of 58,000 BOE and 35,000 BOE for the Canada cost center for the nine and three month periods ended September 30, 1996, respectively, from the same periods of 1995 resulted in depletion increases of $158,000 and $115,000 for the nine and three month periods ended September 30, 1996, respectively, from the same periods of 1995. An increase in the estimated proved reserves at the beginning of the respective periods in 1996 caused a reduction in the depletion rate per BOE for the Canada cost center. Rate per BOE decreases of $1.53 and $1.90 for the nine and three month periods ended September 30, 1996, respectively, from the same periods of 1995 resulted in depletion decreases of $267,000 and $115,000 for the nine and three month periods ended September 30, 1996, respectively, from the same periods of 1995. Due principally to the acquisition of the Teca, Nare and Cocorna oil fields in Colombia in September and December 1995, depletion expense for the Colombia cost center increased $1,276,000 and $340,000 for the nine and three month periods ended September 30, 1996, respectively, from the same periods of 1995. Depreciation and amortization expense increased $289,000 (242.9%) and $88,000 (172.5%) for the nine and three month periods ended September 30, 1996, respectively, from $119,000 and $51,000 for the same periods of 1995. The increases were due principally to the Colombia property acquisition in September 1995, which included oil pipeline facilities and the costs incurred by the Company in connection with the debenture offering, which closed in December 1995.

   Other revenues increased $727,000 (207.7%) and $89,000 (44.1%) for the nine and three month periods ended September 30, 1996, respectively, from $350,000 and $202,000 for the same periods in 1995, due principally to net pipeline tariffs of $587,000 and $65,000 for the nine and three month periods ended September 30, 1996, respectively, reported by the Company's Colombia subsidiary, which began operations in September 1995. Additionally, the Company's asphalt refining operation reported processing fee income of $148,000 and $104,000 for the nine and thee month periods ended September 30, 1996, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

   General and administrative expenses increased $1,254,000 (89.2%) and $571,000 (135.6%) for the nine and three month periods ended September 30, 1996, respectively, from $1,406,000 and $421,000 for the same periods of 1995, due principally to general and administrative expenses incurred as a result of expanded international operations in Canada and Colombia in the third and fourth quarters of 1995, and as a result of an increase in employment levels in the Company's domestic regional offices.

   Other income (expense) increased $118,000 (100.9%) and $216,000 (211.8%) for the nine and three month periods ended September 30, 1996, respectively, from income of $117,000 and $ 102,000 for the same periods of 1995. The changes were primarily due to non-operational gains of $112,000 and $275,000 for the nine and three month periods ended September 30, 1996, respectively, incurred at the Company's Colombia operations, plus additional interest income of $60,000 and $28,000, in the two periods, respectively.

   Interest expense increased $1,017,000 (130.7%) and $256,000 (75.1%) for the nine and three month periods ended September 30, 1996, respectively, from $778,000 and $341,000 for the same periods of 1995. Interest expense of $807,000 and $259,000 for the nine and three month periods ended September 30, 1996, respectively, was attributable to the Company's debenture offering which closed in December 1995. Interest expense attributable to the Company's revolving line of credit increased $9,000 (1.5%) and decreased $53,000 (21.5%) for the nine and three month periods ended September 30, 1996, respectively, from $596,000 and $246,000 for the same periods in 1995. The average debt balance outstanding under the Company's revolving line of credit for the nine and three month periods ended September 30, 1996 increased $625,000 (7.7%) and decreased $1,826,000 (18.2%), respectively, from $8,086,000 and $10,043,000 for the same periods of 1995, due principally to the use of loan proceeds to fund property acquisitions which closed during the first six months of 1995. The weighted average interest rate for the Company's revolving line of credit decreased 58 basis points (5.9%) and 52 basis points (5.3%) for the nine and three month periods ended September 30, 1996, respectively, from 9.86% and 9.77% for the same periods of 1995. Interest expense incurred by the Company attributable to subordinated indebtedness to affiliated companies which was borrowed in the third quarter of 1995 was $110,000 and $37,000 for the nine and three month periods ended September 30, 1996, respectively. Other interest expense incurred principally by the Company's Canada, Colombia and refining subsidiaries increased $101,000 (58.7%) and $24,000 (28.2%) for the nine and three month periods ended September 30, 1996, respectively, from $172,000 and $85,000 for the same periods in 1995.

   The Company's oil and gas producing business is not seasonal in nature.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1996, the Company's total current assets were $9.7 million and its total current liabilities were $9.0 million. Included in current liabilities was $2.6 million attributable to the current portion of long-term debt.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

   Summary cash flow information for the nine month periods ended September 30, 1996 and 1995 is as follows:

                                                                             1996              1995
                                                                       ---------------  ----------------
             Net cash provided by operating activities                   $ 4,200,996      $  2,135,012

             Net cash used in investing activities                       $(4,755,697)     $(15,168,036)

             Net cash provided by financing activities                   $    94,189      $ 12,393,464

   The Company's operating activities during the nine months ended September 30, 1996 provided net cash flow of $4.2 million. Net income of $2.2 million, adjusted for non-cash charges (primarily depletion, depreciation and amortization) in the amount of $3.9 million, was the primary source of cash inflows from operations. Working capital requirements attributable principally to operations at the Company's Colombia oil properties were responsible for cash outflows of $1.9 million. Cash flows from operating activities provided net cash flow of $2.1 million in the nine months ended September 30, 1995. Net income of $230,000, adjusted for non-cash charges (primarily depletion, depreciation and amortization) in the amount of $2.1 million, was the principal source of cash inflows from operations. Working capital requirements resulted in a cash outflow of $155,000 during the nine months ended September 30, 1995.

   Investing activities during the nine months ended September 30, 1996 resulted in a net cash outflow of $4.8 million. Of this amount, oil and gas property acquisition, development and exploration expenditures totaled $5.4 million. An additional $240,000 was expended for other assets. Reimbursement of a portion of a restricted certificate of deposit provided proceeds of $875,000. Investing activities during the nine months ended September 30, 1995 resulted in a utilization of cash amounting to $15.2 million. Expenditures for oil and gas property acquisitions and exploration and development activities during the nine months ended September 30, 1995, totaled $15.1 million.

   Financing activities during the nine months ended September 30, 1996, which provided net cash flow of $94,000, consisted principally of activity on the Company's revolving loan agreement, and proceeds from the issuance of debentures, net of related financing costs, in the amount of $1.4 million. Proceeds from the exercise of options to acquire Common Stock provided cash inflows of $422,000 during the nine months ended September 30, 1996. Financing activities during the nine months ended September 30, 1995, which provided net cash flow of $12.4 million, consisted principally of activity on the Company's revolving loan agreement, a bank term loan of $4.7 million, a loan from the Company's parent company of $2.2 million and retirement of a $606,000 note payable that was outstanding at December 31, 1994. Advances from affiliated companies in the amount of $387,000 were used principally to partially fund the note payment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

   The Company has expanded its operations through acquisitions of oil and gas producing properties, and intends to do so in the future by means of additional financing.

   The Company has a reducing, revolving line of credit with Bank One, Texas, N.A. At September 30, 1996, the borrowing base under the credit agreement was $9.4 million, subject to a monthly reduction of $200,000. Outstanding debt at September 30, 1996 under this credit facility was $8.1 million. Effective November 1, 1996, the borrowing base was increased to $14,000,000, subject to a monthly reduction of $250,000. The redetermined borrowing base included credit which was utilized by the Company to fund an acquisition in the amount of $3.2 million which closed on November 5, 1996. On February 7, 1996, underwriters for the Company's debenture offering exercised their over-allotment option, resulting in net proceeds to the Company of $1.5 million, a portion of which was utilized to reduce the outstanding balance under the Company's revolving line of credit. Effective March 6, 1996, the Company's Canada subsidiary renegotiated its term loan and now has available a demand revolving reducing loan. At September 30, 1996, the borrowing base under the loan agreement was $1.6 million, subject to a monthly reduction of $37,000. Outstanding debt at September 30, 1996 under this credit facility was $1.3 million. Effective October 1, 1996, the bank agreed to defer the monthly reduction adjustment to April 1, 1997. The Company believes that the borrowing capacity available under its credit facilities, plus anticipated cash flows from operations, will be sufficient to fund its current working capital requirements.

   In June 1996 the Company's Board of Directors declared a property dividend representing 15% of the shares of common stock of its wholly owned subsidiary, Saba Petroleum of Michigan, Inc. ("SPM"), subject to the completion of a private placement of common stock of SPM of $2,000,000 and the assumption of approximately $3,150,000 of the Company's bank debt by SPM. Not all of the foregoing conditions have been met and the Company has suspended proceeding with the transaction at this time.

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

                             SABA PETROLEUM COMPANY

                          PART II - OTHER INFORMATION



ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

-  Exhibits filed for the quarter ended September 30, 1996 are as follows:

EXHIBIT NUMBER                  DESCRIPTION
--------------                  -----------
10.1                            First Amended and Restated Loan Agreement from
                                Bank One, Texas, NA, to Saba Petroleum Company dated September 23, 1996.

11.1                            Computation of Earnings per Common Share


- No reports were filed under Form 8-K during the quarter ended September 30, 1996.

                             SABA PETROLEUM COMPANY





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SABA PETROLEUM COMPANY


Date:    November 13, 1996               By: /s/  Ilyas Chaudhary
       ----------------------               ----------------------------------
                                            Ilyas Chaudhary
                                            President (Principal Executive
                                            Officer)





Date:    November 13, 1996                   /s/  Walton C. Vance
       ----------------------               ----------------------------------
                                            Walton C. Vance
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

SABA PETROLEUM COMPANY                                             Exhibit 11.1

Computation of Earnings Per Common Share
For the Nine and Three Month Periods Ended September 30, 1996 and 1995

                                                                             Nine Months               Three Months
                                                                         Ended September 30,        Ended September 30,
                                                                          1996         1995         1996           1995
                                                                      -----------  -----------  -----------   ------------
PRIMARY EARNINGS
       Net income before minority interest in earnings of
           consolidated subsidiary                                    $2,398,753   $  229,881   $  808,243    $   119,576
       Minority interest in earnings of consolidated subsidiary         (178,021)           0      (77,374)             0
                                                                      -----------  -----------  -----------   ------------
       Net income available to Common                                 $2,220,732   $  229,881   $  730,869    $   119,576
                                                                      ===========  ===========  ===========   ============
PRIMARY SHARES
       Weighted average number of Common Shares outstanding            4,316,965    4,131,169    4,400,288      4,131,257
       Additional shares assuming issuance of shares underlying
         options                                                         295,032      223,478      327,196        274,370
                                                                      -----------  -----------  -----------   ------------
       Primary Shares                                                  4,611,997    4,354,647    4,727,484      4,405,627
                                                                      ===========  ===========  ===========   ============
PRIMARY EARNINGS PER COMMON SHARE
        Net income available to Common                                $     0.48   $     0.05   $     0.16    $      0.03
                                                                      ===========  ===========  ===========   ============
FULLY DILUTED EARNINGS
       Net income before minority interest in earnings of
          consolidated subsidiary                                     $2,398,753   $  229,881   $  808,243    $   119,576
       Minority interest in earnings of consolidated subsidiary         (178,021)           0      (77,374)             0
       Plus interest expense attributable to Debentures, net of
         related income taxes                                            658,832            0      211,710              0
                                                                      -----------  -----------  -----------   ------------
       Net income available to Common                                 $2,879,564   $  229,881   $  942,579    $   119,576
                                                                      ===========  ===========  ===========   ============