Form 10KSB
period 1996-12-31
SABA PETROLEUM CO
filed 1997-04-09
CIK 312340

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-KSB

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____________ to _______________.

          Commission file number 1-12322

                             SABA PETROLEUM COMPANY
                 (Name of Small Business Issuer in Its Charter)

        Colorado                                       47-0617589
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3201 Skyway Drive, Suite 201
Santa Maria, California                                  93455
(Address of principal executive offices)               (Zip Code)

                    ISSUER'S TELEPHONE NUMBER (805) 347-8700

         Securities registered under Section 12(b) of the Exchange Act:

      Title of each class                                Name of each Exchange
                                                          on which registered
Convertible Senior Subordinated Debentures              American Stock Exchange
Common Stock, No Par Value                              American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] YES     [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[   ]

The Registrant's revenues for its fiscal year ended December 31, 1996 were $33.2 million. At March 25, 1997, 10,625,321 shares of Common stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date (based upon the closing price on the American Stock Exchange on March 25, 1997 of $18 7/8) held by non-affiliates was approximately $93.7 million.

Documents incorporated by reference: Certain portions of the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A- Part III, Items 9, 10, 11, and 12.

Transitional Small Business Disclosure Format.

[   ] YES   [ X ] NO

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

General - Development of the Business of Saba

Saba Petroleum Company (together with its subsidiaries herein called the "Company" or "Saba") was incorporated in Colorado in 1979 under the name Bordeaux Petroleum Company for the principal purpose of engaging in the energy business. In 1988, Mr. Ilyas Chaudhary (see "Management") acquired approximately 40.7% of the then outstanding stock of Bordeaux. In 1991, Bordeaux acquired Saba Energy of Texas, Incorporated, of which Mr. Chaudhary owned approximately 87%, with the result that Mr. Chaudhary directly and indirectly owned approximately 81.7% of the common stock of Bordeaux, giving Mr. Chaudhary control of Bordeaux. Until the acquisition of Saba Energy of Texas, Bordeaux was essentially a dormant company. After the acquisition of Saba Energy of Texas, the Company grew rapidly to its present configuration, essentially though a series of acquisitions of producing oil and gas properties and the further development of certain of those properties.

Prior to the time that Mr. Chaudhary assumed control of Saba, the Company did not make various required filings with the Securities and Exchange Commission (the "Commission"), may not have complied with requisite corporate formalities, in a 1988 amendment to its Articles of Incorporation, may have inadvertently subjected itself to having preemptive rights (the right of an existing shareholder to purchase additional shares to prevent dilution of its ownership percentage), may have not complied with requirements for cumulative voting and may have failed to validly adopt a material amendment to its Articles of Incorporation. The failure to utilize cumulative voting has continued until the 1997 annual meeting. Cumulative voting is essentially the right of a shareholder to multiply the number of shares he possesses by the number of directors to be elected, and cast his votes for one or more directors, thereby affording to the minority shareholders a greater opportunity to elect one or more directors. In addition, the Company has been unable to locate all of its original minutes for meetings of the Board of Directors and shareholders and stock records for much of the time since its incorporation. When these matters were discovered in 1995 (save with respect to cumulative voting, which was discovered in 1997), the Company took certain corrective, ratifying and other actions as described below.

In 1995, the Board of Directors ratified and approved all past actions of the Company which may not have complied with all requisite corporate formalities, and the Board and the shareholders of the Company approved a corrective amendment to the Company's Articles of Incorporation restating a provision denying preemptive rights to shareholders, but did not address the issue of cumulative voting. The preemptive rights provision had been inadvertently omitted in a December 1988 amendment to the Articles of Incorporation. The Company has obtained waivers of preemptive rights from the holders of approximately 90% of the affected Common Stock at the time of each issuance.

As of the date hereof, no person has asserted a claim against the Company alleging such person has been denied the opportunity to exercise preemptive rights to purchase Common Stock of the Company or to vote cumulatively. The Company believes that the likelihood of a person asserting any such a claim against the Company will diminish with the passage of time. If any person who may have preemptive rights or believing that he or she has been denied the right to cumulative voting, and thereby asserts a claim against the Company with respect to those issues, the Company intends to vigorously defend the matter. If the Company were obligated to issue shares to satisfy the preemptive rights of any person who has not waived his rights, Capco Resources Ltd., ("Capco"), a company controlled by Mr. Chaudhary which, in turn, controls Saba, has agreed to indemnify the Company against any financial impact by either selling or causing to be sold to the Company a like number of shares, at the same price at which the Company is obligated to issue the shares, and has agreed to deliver certificates for 150,000 shares into an escrow to secure its obligation, thereby practically eliminating any potential financial effect on the Company. Since Mr. Chaudhary, either directly or indirectly, would nevertheless been entitled to elect a majority of the Board of Directors of the Company had cumulative voting been implemented in the past, the Company believes that the failure to inform shareholders of the existence of cumulative voting did not have a material effect upon the election of previous Boards.

The Company is presenting a proposal to its shareholders at the 1997 Annual Meeting, which if adopted, would result in the change of domicile of the Company from Colorado to Delaware. It is believed that such a change will further reduce the likelihood of any adverse effect from the foregoing.

Business of the Company

The Company is an independent producer of, and to a lesser extent, explorer for, oil and gas, primarily in the United States, but with significant oil and gas operations in Colombia and Canada. The Company is seeking to acquire exploratory and producing properties in other parts of the world, and is presently in negotiations for the acquisition of a concession in Indonesia. The Company maintains a presence in Indonesia and the Indian subcontinent, and has informal agreements with persons in other countries pursuant to which the Company seeks and evaluates potential oil and gas property acquisitions.

The Company also owns an asphalt refinery located in Santa Maria, California, where it currently processes approximately 4,000 BOPD. See "Description of Property - Refining Operations." Incident to its oil and gas operations, the Company has acquired fee interests in real estate. See "Description of Property - Real Estate."

Glossary

The following are used in this report and the definitions contained herein are provided for the convenience of the reader:

Bbl or Barrel - means 42 United States gallons liquid volume, usually used herein in reference to crude oil or other liquid hydrocarbons.

BOE or Barrel of Oil Equivalent - converts gas to oil at a ratio of 6,000 cubic feet of gas to one Bbl of oil, usually. Then oil and gas are added together for total BOE.

BOPD - means barrels of oil per day.

Developed Acreage - means the number of acres of oil and gas leases held or owned, which are allocated or assignable to producing wells or wells capable of production.

Development Well - means a well which is drilled to and completed in a known producing formation adjacent to a producing well in a previously discovered field and in a stratigraphic horizon known to be productive.

Exploration - means the search for economic deposits of minerals, petroleum and other natural earth resources by any geological, geophysical, or geochemical technique.

Exploratory Well - means a well drilled either in search of a new, as-yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.

Field - means a geographic area in which a number of oil or gas wells produce from a continuous reservoir.

MBOE - means one thousand barrels of oil equivalent.

MMBOE - means one million barrels of oil equivalent.

MBOPD  - means one thousand barrels of oil per day.

Mcf - means one thousand cubic feet of natural gas.

Net Acres or Net Wells - mean the sum of fractional working interests owned in gross acres or gross wells.

Operator - means the person or company actually operating an oil or gas well.

PV-10 Value - means the present value, employing a 10% discount factor, of the future net revenues computed using current prices from the production of proven reserves.

FORWARD LOOKING INFORMATION

With the exception of historical information, the matters discussed in this Report contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report include the time and extent of changes in commodity prices for oil and gas, increases in the cost of conducting operations, including remedial operations, the extent of the Company's success in discovering, developing and producing reserves, political conditions, including those in Colombia and other areas in which the Company possesses properties, condition of capital and equity markets, changes in environmental laws and other laws affecting the ability of the Company to explore for and produce oil and gas and the cost of so doing and other factors which are described in this report.

BUSINESS STRATEGY

The Company intends to continue to increase its proven reserves, production rates and operating cash flow through a program, which includes the following key elements:

Exploitation of existing reserve base. The Company attempts to enhance the reserve potential of its properties through the use of horizontal drilling, 3-D seismic analysis and other modern drilling and recovery technologies. The Company has developed a five-year inventory of potential drilling locations, which includes some 184 locations in California and at least 250 locations in Colombia. From January 1, 1995 through December 31, 1996, the Company completed 20 of 22 development wells. The Company expects that its drilling program will provide it with a cost-effective means to increase proved reserves, production rates and operating cash flow.

Acquisition of producing properties with development potential. The Company actively seeks to acquire domestic and international producing properties where it can significantly increase reserves through development drilling and reduce unit of production costs through improved operating controls. The Company believes that its substantial experience and established relationships in the oil and gas industry enable it to identify, evaluate and acquire high potential properties on favorable terms.

Selective pursuit of exploration prospects. The Company seeks to significantly expand its reserve base by acquiring high potential exploration prospects. The Company believes opportunities exist outside the United States and Canada to discover significant reserves in known productive regions and to achieve favorable recovery economics. In pursuing exploration opportunities, the Company may seek to limit its direct financial exposure by entering into strategic partnerships. The Company also attempts to reduce its exploration risk by pursuing properties that can be delineated through 3-D seismic surveys.

Acquisitions

During the period from January 1, 1992 through December 31, 1996, the Company acquired approximately $33.4 million of producing oil and gas properties or properties, which the Company believes, can be restored to production. The properties acquired consisted primarily of leasehold oil and gas interests and in limited instances, both leasehold and fee interests. Amounts expended during 1992 amounted to approximately $6.2 million for properties in Michigan and California; during 1993, approximately $1.2 million for properties in California; in 1994, approximately $800,000 for properties in California, $3.1 for properties in Canada, and $13.0 million for properties in Colombia; during 1995, approximately $2.6 million for properties in Texas and New Mexico; and during 1996, $3.4 million for properties in Louisiana, Texas and Michigan. In addition, during 1994, the Company acquired its refinery property in California at a cost of approximately $1.7 million. See "Description of Property - Refining Operations." The foregoing amounts are gross prices and do not reflect credits (essentially price reductions) for production between the effective date for the acquisition of a property and the closing date.

The Company acquired a producing property located in Louisiana in November 1996, at a purchase price of approximately $3.2 million. This property is located in Jefferson Parish, and contains 8 producing oil wells. The Company has no present plans to drill additional wells on the property, but anticipates conducting a 3-D seismic study of the property in the third quarter of 1997, in an attempt to identify additional oil reserves that could be produced from current non-producing wells.

In December 1996, the Company entered into an agreement with another oil company granting Saba the right to earn up to a 66.7% interest in 633 gross acres covering a major portion of a field located in Oxnard, California, which the Company believes has significant horizontal drilling potential. The Company will earn this interest if it spends $10 million developing the property over the next two years. The Company has prepared a two-year horizontal well development drilling program for this property, on which it expects to spend $3 million in 1997. There are currently four vertically drilled producing wells in the Oxnard field, which the Company estimates produce approximately 20 BOPD. See "Description of Property - Oxnard Field."

In January 1995, the Company acquired a 25% interest in the Velasquez oil field in Colombia, South America at a cost of $1,250,000 from Omimex de Colombia, Ltd. ("Omimex"), a subsidiary of a privately held Fort Worth, Texas company, which, in turn, had acquired a 100% interest from a subsidiary of Texaco, Inc ("Texaco"). In April 1995, the Company and Omimex each acquired one-half of Texaco's (i) 50% interest in the Teca and Nare oil fields, (ii) 100% interest in the Cocorna oil field and (iii)100% interest in the Velasquez-Galan Pipeline (which connects the fields to a refinery). A 50% interest in the Teca and Nare oil fields is owned by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian state oil company. All of the above mentioned fields lie in the Middle Magdalena Basin, which is approximately 93 miles northwest of Bogota, Colombia. The Company's net acquisition cost for the Teca and Nare fields and Velasquez-Galan Pipeline was approximately $8.3 million. The Company financed the purchase price in part with loans from affiliates of the Company (see "Certain Relationships and Related Transactions"). The Company's net acquisition cost for the Cocorna field was approximately $533,000. The contract governing the Cocorna field expired in February 1997, and was not renewed.

Exploration and Development Activities

Prior to 1996 the Company's business strategy dictated the acquisition of producing oil and gas properties which were believed to have potential for increased production through reworking and other remedial operations. In 1996, the Company expanded its strategy to include the exploration and development of oil and gas prospects, including those on leases which the Company had previously acquired. The Company has identified over 430 potential drilling locations on its leases in California and Colombia, which represent an estimated five-year inventory at planned drilling rates. In addition, the Company has identified a number of drilling locations on its domestic properties located outside of California and in Canada. The Company is also pursuing the acquisition of high potential international exploration prospects to enhance its inventory of drilling opportunities. In 1997, the Company expects to spend approximately $43.0 million on selected exploration and development activities, including the drilling of some 36 horizontal wells on its California properties. The Company plans to drill at least one pair (two wells) under the SAGD (steam assisted gravity drainage) process (described two paragraphs later in this section) and more if the results of the process are satisfactory. The success of this process will dictate the 1998 and subsequent years development utilizing SAGD.

The Company's exploration and development drilling programs are conducted by its in-house technical staff. These professionals oversee the Company's development strategy, which is designed to maximize the value and productivity of its existing property base through development drilling and enhanced recovery methods. One of the most important components of the Company's California development program is its use of horizontal drilling technology. In general, a horizontal well is able to encounter a greater portion of a hydrocarbon bearing formation than a comparable vertical well. As a result, in appropriate formations, a horizontal well may generate both higher initial production and greater ultimate recovery of oil and gas than a vertical well. In addition, because a horizontal well can be extended laterally into a reservoir for a significant distance, it can greatly reduce the number of wells required to drain a given formation. The Company believes that the favorable results of its horizontal drilling program are largely attributable to its application of measurement while drilling ("MWD") tools. The use of MWD enables the Company to continuously monitor the location of a drillbit during drilling and guide it into a tightly defined target zone in a particular formation. The Company believes that its MWD enhanced horizontal drilling program will increase reserve recovery and decrease drilling and operating costs.

During 1997, the Company intends to employ on a pilot basis initially, a drilling technique known as SAGD, which generally involves drilling two horizontal wells in a parallel configuration, one above the other, and within a short distance of each other. Steam will be injected into the upper wellbore, which creates a steam chamber and heats the oil so that it may flow by gravity to the lower producing wellbore, where it is extracted. This SAGD process has been successfully employed in Canada in thick reservoirs containing viscous oils, similar to those found in certain of the Company's California fields. While this technique is initially more costly than employing a single horizontal well, the Company anticipates that, should the process prove successful in its application to the Company's properties, it will result in increased production rates and recoveries and will result in lower per unit production costs. Should the initial tests of the process prove successful, the Company intends to expand its use of the SAGD process.

California

Between June 20, 1996 and December 31, 1996, the Company drilled and completed four horizontal wells in the Sisquoc sands of the Cat Canyon field (See "Description of Property - California Properties"). Of the four wells, one has experienced sand intrusion into the wellbore and, if the problem cannot be eliminated, the well will probably be converted to a water injection well. The remaining three wells are producing an average of 500, 350, and 82 BOPD. The Company commenced drilling a fifth horizontal well in December 1996 and completed it in early January 1997. The well is currently producing 52 BOPD. See "Description of Property - Recent Developments". The Company expects to drill an additional 36 horizontal wells (at least one of which will apply the SAGD process, which will include the drilling of an accompanying steam injection well) in California in 1997. These relatively shallow wells are anticipated to cost an average of $500,000 per well and reach an average depth of 2,700 feet with an average lateral extension of approximately 1,400 feet. The Company believes that horizontal drilling will be particularly effective in producing the heavy oil contained in these fields because of the geological formation of the Sisquoc sands. The Company has identified seven distinct horizons in the Sisquoc sands of the Cat Canyon and Gato Ridge fields. To date, the Company has tested only the shallowest horizon to an approximate depth of 2,500 feet. The Company intends to begin selectively exploring additional horizons, the deepest of which is believed to extend to approximately 3,500 feet.

The Company has not yet drilled any horizontal wells in its California Central Coast Fields (see "Description of Property" for a description of such fields) outside of Cat Canyon. The Company believes, however, that horizontal wells drilled in those fields will exhibit similar production characteristics as the horizontal wells it recently drilled in the Cat Canyon field. This view is based upon the Company's analysis of the production histories of existing vertical wells in the Casmalia, Santa Maria, Paris Valley and Oxnard fields and its review of existing geological and geophysical data.

Colombia

The Company and the operator of the Colombian fields, Omimex, acquired their interests in the Middle Magdelena Basin properties from Texaco in 1995. The Company has a 25% working interest in these properties. Omimex and Ecopetrol, the Colombian state oil company, own the remaining working interests. The exploitation and development of the Teca, Nare, and the adjacent Nare North, Chicala and Moriche fields are governed by association contracts originally entered into between Ecopetrol and Texaco in 1980. Under these contracts, the Company and Omimex each receives 20% of the crude oil produced at these fields, while Ecopetrol receives 40% of production and the Colombian government receives the remaining 20% of production in the form of royalties. Each of the Company and Omimex bears 25% of the production costs at the Teca and Nare fields and Ecopetrol is responsible for the remaining 50% of such costs. The exploitation rights under these contracts governing operations of these five fields expire in 2008 and are not renewable by the Company under their current terms. Depending on future circumstances, the Company may seek an extension of these contracts. All of the Company's crude oil produced at the fields has historically been sold exclusively to Ecopetrol at prices established by Ecopetrol. See "Description of Business -- Marketing of Production."

The Company has entered into a joint operating agreement with Omimex under which Omimex operates the Colombia properties. The Company currently anticipates attempting to increase production at the Teca and Nare fields and, in this regard, the assets purchased from Texaco include a drilling rig, tubular goods and related oil field supplies that the Company believes will help facilitate such an increase. Any such increase will require, among other things, the agreement of Omimex and Ecopetrol. The Teca and Nare fields had proved reserves of 7.3 MMBOE of oil at December 31,1996.

The Company and Omimex have designed a development program on the Nare North, Chicala and Moriche fields, which includes, pending regulatory approval, the drilling of approximately 250 development wells through the year 2001 at an average depth of 2,900 feet. The Company and Omimex expect to drill the first 35 of these wells in 1997 at a cost to the Company of approximately $2.6 million. This program is based largely on a related 600 well program originally designed and submitted to agencies of the Colombian government by Texaco, the original operator of all of the Company's Middle Magdelena Basin fields. Although the Texaco program was reviewed by Ecopetrol in 1991, it was not implemented due to what the Company believes was Ecopetrol's concern with refinery capacity and oil prices in effect at such time. Advances in drilling technology since 1991 have enabled Omimex and the Company to design a 250 well program which they believe could yield the same ultimate reserve recovery as Texaco's original 600 well program.

The ability of Omimex, as operator of the fields, to implement this development program is conditioned upon the prior approval of Ecopetrol and the Colombian Ministry of the Environment. In September 1996, Omimex received the approval of Ecopetrol to initially test production of three existing wells in the North Nare Field. Prior to commencing such tests, however, Omimex must receive approval from the Colombian Ministry of the Environment. Omimex has submitted its plan to the Ministry of the Environment and is awaiting approval. Once its plan is approved and completed, Omimex will submit the results of such tests to Ecopetrol and the Ministry of the Environment for approval of the 250 well development program.

In addition to these development activities, the Company is also pursuing selected exploration opportunities in Colombia. The Company and Omimex are currently seeking to acquire third party 3-D seismic data on the currently producing Velasquez field to determine its exploration potential.

Other United States and Canadian Properties

On its non-California domestic properties, the Company has working interests in 320 oil wells and 56 gas wells located principally in Alabama, Louisiana, Michigan, New Mexico, Oklahoma and Texas. The Company has successfully completed two of six exploratory and six of six development wells it has drilled on these properties since 1995. The Company plans to increase reserves and production from its non-California domestic properties by performing multiple workovers, 3-D seismic surveys, re-completions and development drilling on selected properties in 1997. The Company has recently completed workovers on two of the wells located in Jefferson Parish that the Company acquired in November, 1996. In Lea County, New Mexico, the Company utilized 3-D seismic surveys to identify the location for a well, which was being drilled at year-end and is currently being completed for production. See "Description of Property - Recent Developments - New Mexico." The Company anticipates spending approximately $5.0 million on the exploration and development of its non-California domestic properties in 1997.

The Company's operations in Canada are managed exclusively through Beaver Lake Resources Corporation, in which the Company holds a 74% interest. The Company has focused its exploration and development operations in Canada on low risk oil and gas projects, which are near existing processing and transportation facilities. The Company seeks to reduce drilling risk by utilizing advanced technologies such as 3-D seismic analysis and to increase production and proved reserves through the application of horizontal drilling techniques. Beaver Lake's development activities are currently focused on the Eaglesham area in Northwestern Alberta where it has been acquiring 3-D seismic data in order to confirm the presence of viable drilling locations. The Company has identified four drilling locations on Company-owned lands in addition to three locations on offsetting lands. Beaver Lake has a 100% interest in the Eaglesham area and intends to drill a horizontal oil well in the first half of 1997 and a sour gas well in the second half of 1997. Beaver Lake is also pursuing several other programs including infill drilling to exploit its currently producing fields. The Company plans to spend approximately $5 million on drilling activities on its Canadian properties in 1997. Beaver Lake has a credit facility of $2.6 million separate from that of the Company, on which approximately $1.6 million was outstanding at December 31, 1996. From time to time, the Company and Beaver Lake have discussed the possibility of the Company acquiring all of the shares of Beaver Lake not held by the Company. It is expected that further discussions will occur during 1997.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

United States and Canada - General

The production of oil and natural gas is subject to regulation under a wide range of federal, state and local statutes, rules, orders and regulations. Such statutes and regulations require drilling bonds, reports concerning operations and permits for drilling, reworking and re- completion operations. Most areas in which the Company owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing. Many jurisdictions also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. These regulations may limit the rate at which oil and natural gas could otherwise be produced from the Company's properties. Some jurisdictions have also enacted statutes prescribing ceiling prices for natural gas sold from such jurisdictions.

Environmental Regulation and Concerns

Various federal, state and local laws and regulations relating to the protection of the environment affect the Company's operations and costs. In particular, the Company's production operations and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation. Compliance with these regulations increases the cost of Company operations. Environmental regulations have historically been subject to frequent change by regulatory authorities and the Company is unable to predict the ongoing cost of complying with these laws and regulations or the future impact of such regulations on its operations.

The oil and gas industry is also subject to environmental hazards, such as oil spills, oil and gas leaks, ruptures and discharges of oil and toxic gases, which could expose the Company to substantial liability for remediation costs, environmental damages, and claims by third parties for personal injury and property damage. The Company has not obtained environmental surveys, such as Phase I reports, which would disclose matters of public record and could disclose evidence of environmental contamination requiring remediation, on producing properties outside of Michigan or California in which it holds an interest. The Company has had Phase I or more limited environmental assessments done for substantially all of its California and Michigan oil and gas properties. These assessments disclose environmental impacts typical of oil field operations and certain areas of potentially greater environmental concern, including possible groundwater impact at certain properties in which the Company has up to a 25% working interest and as to which the seller has assumed responsibility for remediation costs in excess of $2 million (up to $500,000 to the Company) that have not been resolved or further investigated. Generally, the assessments are four or five years old and do not disclose any more recent environmental matters. The Company's oil and gas properties as to which environmental assessments have not been performed should also be expected to have environmental concerns typical of oil field operations generally, and may contain other areas of greater environmental concern. See "Description of Business - Governmental Regulation and Environmental Matters - Property Matters."

OPERATIONAL HAZARDS AND UNINSURED RISKS

Oil and gas drilling and producing activities involve hazards such as fire, explosions, blow-outs, pipe failures, casing collapses, unusual or unexpected formations and pressures and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, any one of which may result in environmental damage, personal injury and other harm that could result in substantial liabilities to third parties and losses to the Company. The Company maintains insurance against certain risks, which it believes are customarily insured against in the oil and gas industry by companies of comparable size and scope of operations. The insurance that the Company maintains does not cover all of the risks involved in oil exploration, drilling and production and if coverage does exist may not be sufficient to pay the full amount of such liabilities. The Company may not be insured against all losses or liabilities which may arise from all hazards because such insurance is unavailable at economic rates, because of limitations in the Company's insurance policies or because of other factors. Any uninsured loss could have a material and adverse effect on the Company. The Company maintains insurance which covers, among other things, environmental risks; however, there can be no assurance that the insurance the Company carries will be adequate to cover any loss or exposure to liability, or that such insurance will continue to be available on terms acceptable to the Company.

REFINERY MATTERS

Pursuant to the purchase and sale agreement of the asphalt refinery in Santa Maria, California, the sellers agreed to perform certain remediation and other environmental activities on portions of the refinery property through June 1999. Because the purchase and sale agreement contemplates that the Company might also incur remediation obligations with respect to the refinery, the Company engaged an independent consultant to perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the seller is responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. The Company, however, believes that all required remediation will be completed by the seller within the five year period. Environmental compliance surveys such as those the Company has had performed are limited in their scope and should not be expected to disclose all environmental contamination as may exist.

PROPERTY MATTERS

In 1993, the Company acquired a producing mineral interest from a major oil company. At the time of acquisition, the Company's investigation revealed that the major oil company had suffered a discharge of diluent (a light oil based fluid which is often mixed with heavier grade crudes). The purchase agreement required the major company to remediate the area of the diluent spill. After the Company assumed operation of the property, the Company became aware of the fact that diluent was seeping into a drainage area, which traverses the property. The Company took action to arrest the contamination and requested that the major company bear the cost of remediation. The major company has taken the position that its obligation is limited to the specified contaminated area and that the source of the contamination is not within the area that the major company has agreed to remediate. The Company has commenced an investigation into the source of the contamination to ascertain whether it is physically part of the area, which the major company agreed to remediate, or is a separate spill area. Investigation and discussions with the major company are ongoing. Should the Company be required to remediate the area itself, the cost to the Company could be significant. The Company has spent approximately $150,000 to date in remediation activities, and present estimates are that the cost of complete remediation could approach $1 million. Since the investigation is not complete, an accurate estimate of cost to be ultimately borne by the Company cannot be made.

In 1995, the Company agreed to acquire, for less than $50,000, an oil and gas interest on which a number of oil wells had been drilled by the seller. None of the wells were in production at the time of acquisition. The acquisition agreement required that the Company assume the obligation to abandon any wells that the Company did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company would be obtained. The Company has been unable to secure all of the requisite consents to transfer the property but nevertheless may have the obligation to abandon the wells. The Company is evaluating its drilling options and is considering whether to continue to attempt to secure the transfer consents. A preliminary estimate of the cost of abandoning the wells and restoring the well sites is approximately $800,000. The Company is currently unable to assess its exposure to third parties if the Company elects to plug such wells without first obtaining necessary consent.

The Company, as is customary in the industry, is required to plug and abandon wells and remediate facility sites on its properties after production operations are completed. The cost of such operation will be significant and will occur, from time to time, as properties are abandoned.

There can be no assurance that material costs for remediation or other environmental compliance will not be incurred in the future. The incurrence of such environmental compliance costs could be materially adverse to the Company. No assurance can be given that the costs of closure of any of the Company's other oil and gas properties would not have a material adverse effect on the Company.

COSTS AND EFFECT OF COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company's activities are subject to numerous foreign, United States federal and state laws and regulations concerning the storage, use and discharge of materials into the environment, the remediation of environmental impacts and other matters relating to environmental protection, all of which may adversely affect the Company's operations and the costs of doing business. The operation of the Company's domestic properties and the Company's Colombian fields have been affected by environmental concerns in the past and may be so in the future. The Company believes that the cost of environmental compliance has increased its costs of operations, but cannot quantify the amount of the increase. There can be no assurance that future legislation or administrative regulations or interpretations will not impose stricter requirements that could have an adverse impact on the operating costs of the Company and the oil and gas industry in general.

Factors Relating to Colombian Operations and Other Foreign Countries

Foreign operations generally involve risks of local currency instability, inflation, the risk of realizing economic currency exchange losses when transactions are completed in currencies other than United States dollars, and the ability to repatriate earnings under existing exchange control laws. Changes in domestic and foreign import and export laws and tariffs can also materially impact foreign operations. The Company's Colombian investment involves the risks of loss of revenue, property and equipment from such hazards as expropriation, nationalization, war, insurrection and other political risks; risks of increases in taxes and governmental royalties; renegotiations of contracts with

Factors Relating to Colombian Operations and Other Foreign Countries
(continued)

governmental and quasi-governmental entities; and abrupt changes in governments and in laws and policies governing foreign operations. In addition, Colombia, which has a history of political instability, is currently experiencing such instability due to, among other factors: insurgent guerilla activity, which has affected other oil production and pipeline operations; drug-related violence and actual and alleged drug-related political payments; kidnapping of political and business personnel; the potential change of the national government by means other than a recognized democratic election, labor unrest including strikes and civil disobedience; and a substantial downturn in the overall rate of economic growth. There can be no assurance that such matters, individually or cumulatively, will not materially affect the Company's Colombian properties and operations or by affecting Colombian governmental policy, have an impact on the Company's Colombian properties and operations.

UNCERTAINTIES IN UNITED STATES -- COLOMBIA BILATERAL POLITICAL, TRADE AND INVESTMENT RELATIONS

Pursuant to the International Narcotics Control Act of 1990, the President of the United States is required to determine whether to certify that Colombia has cooperated with the United States, or taken adequate steps on its own, to achieve the goals of the United Nations Convention Against Illicit Traffic in Narcotic Drugs and Psychotropic Substances. In 1995, 1996 and 1997 the President did not certify Colombia. The 1995 de-certification was later subject to a so-called "national interest" waiver, effectively nullifying its statutory effects. Based on the 1996 Presidential de-certification, the United States imposed substantial economic sanctions on Colombia, including the withholding of bilateral economic assistance, the blocking of Export-Import Bank and Overseas Private Investment Corporation loans and political risk insurance, and the entry of United States votes against multilateral assistance to Colombia in the World Bank, and the Inter-American Development Bank. It is likely the United States will continue to not certify Colombia for so long as the current Colombian government remains in power.

The consequences of continued and successive United States de-certifications of Colombian activities are not fully known, but may include the imposition of additional economic sanctions on Colombia in 1997 and succeeding years. The President also has authority to impose far-reaching economic, trade and investment sanctions on Colombia pursuant to the International Emergency Economic Powers Act of 1978, which powers were exercised against Panama in a dispute over narcotics trafficking activities by the Panamanian government in 1987. Additionally, legislation is now pending before the United States Congress, which would force the President to impose additional, substantial economic and trade sanctions on Colombia in 1997. The Colombian government's reaction to United States sanctions could potentially include, among other things, restrictions on the repatriation of profits and the nationalization of Colombian assets owned by United States entities. Accordingly, imposition of the economic and trade sanctions on Colombia could materially affect the Company.

Dependence on Approval by Governmental Agencies

The Company, together with Omimex de Colombia, Ltd., an affiliate of Omimex, the operator of the Colombian fields, is seeking to drill up to approximately 250 development wells on its Colombian fields through the year 2001. The ability of the Company to implement this plan is conditioned upon the prior approval of Ecopetrol and the Colombian Ministry of the Environment. Omimex has received the approval of Ecopetrol to initially test production of three existing wells. Prior to commencing such tests, however, Omimex must receive approval of the Colombian Ministry of the Environment. Application to approve the three well testing plan was submitted to the Colombian Ministry of the Environment in the Summer of 1996, and approval of the plan was initially anticipated to be received in the Fall of 1996. To date, this Ministry has not approved the plan. There can be no assurance that the Ministry of the Environment will approve the three well testing programs. If the three well testing plan is approved and ultimately successful, approvals from both Ecopetrol and the Colombian Ministry of the Environment must then be obtained for the 250 well drilling program. There can be no assurance that such approvals will be obtained. In addition, the Company plans to drill six additional wells in 1997 in the developed acreage in Colombia in an effort to reduce an otherwise anticipated annual 12% production decline rate. Ministry of the Environment approval to commence such drilling was received in March 1997. Failure to obtain such approvals on a timely basis could have a material impact on the Company. See "Description of Property - Recent Developments" for information concerning recent drilling activity.

COLOMBIAN OPERATIONS

The operation of the Company's properties in Colombia has been affected by environmental concerns in the past and may be so affected in the future. The Colombian Ministry of the Environment issued a resolution (the "Resolution") in June 1995 directing Texaco to correct certain environmental deficiencies allegedly found at the Nare oil field which is now part of the Company's holdings. The Resolution ordered Texaco to temporarily close one of its five production modules (surface vessels through which crude is treated to separate gas and water from oil) and any wells whose crude oil which required processing in that module until Texaco provided the Ministry of the Environment a written timetable setting forth Texaco's scheduled implementation of requisite corrective measures. The temporary closing of the module, which was reopened in the second half of 1996, did not have a substantial effect on total production because substantially all of the crude oil which would otherwise have been processed in the closed module was diverted to other production modules. The Resolution also ordered the opening of an environmental investigation of Texaco's operation in the area. The Company engaged an independent consultant to perform an environmental compliance survey of the Nare oil field. The consultant estimated that the costs of environmental compliance attributable to the Company's interest would not exceed $375,000. Under the terms of the Company's agreement with Texaco, the Company acquired Texaco's interests "as is" and could be subject to liability materially greater than $375,000. In addition, consistent with the independent consultant's survey, Omimex estimates that as much as $250,000 may be expended by the Company to upgrade waste water disposal capabilities, including currently anticipated reinjection of certain produced water.

Labor Disturbances

All of the workers employed at the Company's Colombian fields belong to one of two unions. Omimex is currently in contract negotiations with one of these unions and has experienced mild organized work disruptions, including insignificant intermittent disruption of production during the course of such discussions. While to date there have been no major union disturbances, there can be no assurance that the Company will not experience such disturbances, including significant production interruption due to sabotage, work slowdowns or work stoppages.

PRINCIPAL PURCHASERS - MARKETING OF PRODUCTION

Volatility of Commodity Prices and Markets

Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil in certain relevant markets; the level of consumer demand; weather conditions; the competitive position of oil or gas as a source of energy as compared with other energy sources; the refining capacity of oil purchasers, the effect of regulation on the production, transportation and sale of oil and natural gas, and other factors beyond the control of the Company.

MARKETING OF PRODUCTION

North America Production

Substantially all of the Company's North American crude oil production is sold at the wellhead at posted prices under short-term contracts, as is customary in the industry. In 1996, approximately 21.7% and 11.1% of the Company's North American oil and gas revenues were derived from sales to two purchasers, Petro Source Corporation and Texaco Inc., respectively. The Company believes that the loss of any purchaser would not be material to its operations and that alternative purchasers of production may be readily found.

Colombian Production

Oil produced from the Company's Middle Magdelena Basin fields, after being sold to Ecopetrol, is processed in a 180 MBOPD government owned refinery in Barrancabermeja, Colombia. The Company believes that the refinery has sufficient unused throughput capacity to satisfy any increase in production, which might be achieved from the Company's Colombian exploration and development program. The refinery is connected to the Company's Colombian fields through the 118 mile Velasquez-Galan Pipeline. The pipeline is currently operating at approximately 12,000 BOPD (together with 18,000 Bbls of diluent per day) and has the capacity to carry approximately 20,000 BOPD (together with 30,000 Bbls of diluent per day). Accordingly, significant capacity exists for additional throughput. The Company owns a 50% interest in the Velasquez-Galan Pipeline and is working with Omimex, the owner of the remaining 50% interest, to explore the feasibility of extending it to an export terminal on the Colombian coast. The pipeline currently generates approximately $65,000 in monthly net revenues to the Company, and the Company expects the pipeline to generate similar revenues in 1997.

LIMITED MARKET FOR SALE OF COLOMBIAN PRODUCTION

All of the Company's oil production in Colombia is, and, as a practical matter, can be, sold only to Ecopetrol, which also owns a 50% working interest in the Teca and Nare fields. The Company's Colombian oil production accounted for 40.9% of total oil and gas revenues for the year ended December 31, 1996 and 24.2% of total oil and gas revenues in 1995. Ecopetrol has the power to determine the prices that the Company will receive for all oil produced in Colombia. Prices received from the sale of oil and gas produced at the Company's Colombian properties are determined by formulas set by Ecopetrol. The formula for determining the price paid for crude oil produced at the

Company's Teca and Nare fields is based upon the average of specified fuel oil and international crude oil prices, which average is then discounted relative to the price of West Texas Intermediate crude oil. The formula is expected to be adjusted again in February 1999. There can be no assurance that Ecopetrol will not decrease the prices it pays for the Company's oil in the future. A material decrease in the price paid by Ecopetrol would have a material adverse effect on the Company's future operations.

COMPETITION

The oil and gas industry is highly competitive. Many of the Company's current and potential competitors have greater financial resources and a greater number of experienced and trained managerial and technical personnel than the Company. There can be no assurance that the Company will be able to compete effectively with such firms. Saba's operations are largely dependent upon its ability to acquire reserves of oil and gas in commercial quantities. The general competitive conditions in the oil and gas industry in which the Company operates have been and are expected to continue to be intense. Saba has experienced, and will continue to encounter, strong competition from other parties attempting to acquire oil and gas properties, either directly or through the acquisition of entities owning mineral resources.

EMPLOYEES

As of December 31, 1996, the Company employed 94 persons in the operation of its business, 44 of who were administrative employees. The Company has not entered into any collective bargaining agreements with any unions and believes that its overall relations with its employees are good. Omimex, the operator of the Company's Colombian fields, has experienced minor organized work disruptions from its union employees. See "Description of Business -- Colombian Operations -- Labor Disturbances."

ITEM 2.  DESCRIPTION OF PROPERTY

The proved developed and undeveloped oil and gas reserve figures presented in this report are estimates based on reserve reports prepared by independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves, which comprise a substantial portion of the Company's reserves, are, by their nature, much less certain than proved developed reserves. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were fixed under existing contracts. There can be no assurance that such prices will be realized or that the estimated production volumes will be produced during the periods specified in such reports. Since December 31, 1996 (the date of the estimates) and the date of this report, oil and gas prices have generally declined. At December 31, 1996, the price of West Texas Sweet Intermediate Crude (a benchmark crude) as quoted on the New York Mercantile Exchange, was

$25.92 per barrel and the comparable price at March 14, 1997 was $21.28 per barrel. Quotations for the comparable periods for natural gas were $4.22 per Mcf and $2.14 per Mcf, respectively. The prices received by the Company for its crude oil and natural gas have also declined. At such dates, the estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on the Company and its operations.

Principal Properties

The Company's properties are focused on four primary regions: Colombia, California, and the remainder of the United States and Canada. The following describes the material properties of the Company at December 31, 1996.

California Properties

The Company's operations in California are focused on the California Central Coast Fields which consist of six onshore fields that collectively comprise 4,405 gross (4,367 net) developed acres and 2,974 gross (1,915 net) undeveloped acres. The Company intends to capitalize on the potential of these properties through a drilling program, which includes the drilling of as many as 184 wells. The Company operates all of its wells in the California Central Coast Fields and maintains an average working interest in these wells of 98.8%, and an average net revenue interest of 89.4%. The Company's California Central Coast Fields consist of the Cat Canyon, Gato Ridge, Santa Maria, Casmalia, Paris Valley and Oxnard fields. The Company also has producing properties located in Solano, Kern and Orange counties, California.

Cat Canyon Field: The Cat Canyon field, which represented approximately 26.1% of the Company's PV-10 Value at December 31, 1996, is located in Santa Barbara County, California, and covers approximately 1,775 acres. The Company owns a 100% working interest and a 99.7% net revenue interest in 40 producing wells in the Cat Canyon field, which primarily produce heavy grade oil (from 8# to 19#). The Company acquired this property in 1993, at which time the property contained 89 producing and 74 suspended wells. Such wells were drilled vertically to either the Sisquoc or Monterey formations (lying between approximately 2,400 feet and 3,400 feet and 4,000 feet and 6,600 feet, respectively) and were producing approximately 425 BOPD. In 1996, the Company drilled, completed and tested 4 horizontal wells in the Sisquoc formation of the Cat Canyon field, which have reached an average depth of 2,300 feet with a lateral length of approximately 1,400 feet. These wells cost approximately $500,000 as completed wells. Of the four wells drilled and completed by the Company in 1996, three are considered to be commercial producers, producing approximately 500, 350 and 82 gross BOPD; the fourth well has experienced formation difficulties (See "Description of Business - Exploration and Development Activities - California") and, if not placed on production will be converted to a water injection well. The Company commenced drilling a fifth horizontal well in December 1996 and completed it in early January 1997. The well is currently producing 52 BOPD. See "Description of Property - Recent Developments." The Company anticipates drilling 19 horizontal wells to the Sisquoc formation in 1997 at an average cost of $400,000 for a completed well ($300,000 for a dry hole). Since acquiring the property, the company has increased average daily production from 425 BOPD to 1,125 BOPD.

Gato Ridge Field: The Gato Ridge field, which is proximate to Cat Canyon and represented .2% of the Company's PV-10 Value at December 31, 1996, is located in the Santa Maria Basin and covers approximately 405 acres. The Company owns a 100% working interest and net revenue interests ranging from 83.0% to 100% in seven producing wells in the Gato Ridge field which primarily produce a heavy oil (11#) from the same formations underlying the Cat Canyon field. The existing wells are vertically drilled. The Company anticipates drilling five horizontal wells to the Sisquoc and Monterey formations on this property at an average cost per well of $400,000 ($300,000 for a dry hole) in 1997.

Casmalia Field: The Casmalia field, which represented approximately 3.0% of the Company's PV-10 Value at December 31, 1996, is located in the Santa Maria Basin and covers approximately 1,390 acres. The Company owns a 100% working interest and a net revenue interest of 83.0% in 36 producing wells in the Casmalia field which primarily produce a heavy oil (13#) from the Monterey formation. The Company anticipates drilling three horizontal wells at an average cost of $550,000 for a completed well ($450,000 for a dry hole) in 1997.

Santa Maria Field: The Santa Maria field, which represented approximately 1.9% of the Company's PV-10 Value at December 31, 1996, is located in the Santa Maria Basin and covers approximately 836 acres. The Company owns working interests ranging from 90.0% to 100.0% and net revenue interests ranging from 75.0% to 96.7% in 13 wells in the Santa Maria field which primarily produce heavy oil (13#). Wells in this field produce from the Pt. Sal, Monterey and Franciscan formations, which generally lie between 1,700 and 6,000 feet. The Company anticipates drilling two horizontal wells at an average cost per well of $400,000 ($300,000 for a dry hole) in 1997.

Paris Valley Field: The Paris Valley field is located in Monterey County, California. The property, which was leased by the Company in 1996, covers approximately 1,200 undeveloped acres. The Company owns a 100% working interest and a net revenue interest of 87.5% in this property. There are currently no producing wells in the Paris Valley field. The Company anticipates drilling four horizontal wells at an average cost of $400,000 for a completed well ($300,000 for a dry hole) in 1997.

Oxnard Field: The Oxnard field, which represented approximately 4.0% of the Company's PV-10 value at December 31, 1996, is located in Ventura County, California. This field produces a highly viscous oil from the Vaca Tar Sands, which is a formation in excess of two hundred feet thick and is found at depths of between 1,950 and 2,400 feet. The reservoir is highly porous (35%) and permeable (1,800 md.). The oil is heavy (6# - 8#) and is highly viscous. Consequently, steam injection is necessary to heat the oil and reduce its viscosity, permitting it to flow readily through the well bores. In existing operations, the former operator generates steam at the surface and injects it into the producing formation. The heat permeates the formation, and the operator then pumps the oil in a conventional manner. Because of the use of steam, operations are comparatively expensive while the price received for the oil is relatively low. Produced water is disposed of in wells on-site and operated by the operator. The field is equipped with two steam generators, a large capacity (9,300 barrels) tank farm, disposal wells, fresh water source wells and all other equipment needed for steam operations on this property. There are currently four producing wells in the Oxnard field. The Company is currently developing a comprehensive horizontal drilling program to expand the current production base. The Company anticipates drilling one pair of SAGD wells, consisting of two horizontal wells, in addition to other vertical and horizontal wells, at a total cost of approximately $3 million in 1997.

Richfield East Dome Unit (REDU): The REDU unit, which represented approximately 3.4% of the Company's PV-10 value at December 31, 1996, is located in Orange County, California and covers approximately 420 acres. The Company is operator of this unit and owns a working interest of 50.6% and a net revenue interest of 40.8%. The unit is under waterflood and contains approximately 68 producers, 39 shut-in wells and 54 water injection wells. The Company has no plans to drill wells on this property in 1997.

North Belridge Field: The North Belridge field, which represented approximately 1.7% of the Company's PV-10 value at December 31, 1996 is located in Kern County, California and is operated by another oil company. The Company owns 270 gross (135 net) acres of oil and gas leases in the North Belridge field, on which there are located 40 gross (20 net) producing oil wells. The Company owns a 50.0% working interest and net revenue interests ranging from 38.1% to 43.8% in the wells. The Company has no plans to drill wells on this property during 1997.

Other: The Company owns other producing properties located principally in Solano and Orange counties, California, which in the aggregate, represented approximately 4.5% of the Company's PV-10 Value at December 31, 1996.

Colombia Properties

The Company's Colombian operations are concentrated on six fields, covering 6,769 gross (1785 net) developed acres and 5,719 gross (1,430 net) undeveloped acres, in the Middle Magdelena Basin region of central Colombia, approximately 93 miles northwest of Bogota. Daily production from the three producing fields attributable to the Company's interest averaged 2.7 MBOE for the quarter ended December 31, 1996 and proved reserves attributable to the Company's interests in Colombia at December 31, 1996 were 9.6 MMBOE. The Company's Teca and Nare fields represented approximately 27.2% of the Company's PV-10 Value at December 31, 1996 and produced an average of 1.9 MBOPD for the quarter ended December 31, 1996 from 309 wells covering 2,598 gross (649 net) developed acres. The Company also has an interest in the Velasquez field that accounted for approximately 0.6% of the Company's PV-10 Value at December 31, 1996 and produced an average of 425 BOPD for the quarter ended December 31, 1996 from 66 wells covering 3,800 gross (950 net) developed acres. The Company's interest in the Cocorna field, located adjacent to the Teca and Nare fields, represented approximately 0.03% of the Company's PV-10 Value at December 31, 1996 and produced an average of 330 BOPD for the quarter ended December 31, 1996 from 28 wells covering 371 gross (186 net) developed acres. Wells in these fields produce from the Upper and Lower Miocene age group, which lies between 1,500 and 2,000 feet. Wells generally cost approximately $300,000 as completed wells ($100,000 as dry holes).

In conjunction with its purchase of interests in the Teca and Nare fields, the Company also purchased a 50% interest in the 118 mile Velasquez-Galan pipeline, which connects the Teca, Nare, Velasquez, and Cocorna fields to the 180 MBOPD Colombian government-owned refinery at Barrancabermeja. The pipeline transports Company produced oil as well as oil of the Company's working interest partners, and a lighter crude oil supplied by Ecopetrol which acts as a diluent to the heavier crude provided by the Company and its working interest partners. The pipeline generates revenues through collection of tariffs for use of the pipeline. Throughput in December 1996 averaged 31,816 BOPD, of which the Company's share was approximately 2,500
BOPD.

Other United States Properties

In addition to properties in California, the Company owns producing properties in numerous states, including Alabama, Louisiana, Michigan, New Mexico, Oklahoma, and Texas that collectively represented 16.1% of the Company's PV-10 Value at December 31, 1996. These properties had proved reserves of 2.9 MMBOE at December 31, 1996 and an average daily production of 962 BOE for the three months ended December 31, 1996.

Canada Properties

The Company's Canadian properties represented approximately 10.3% of the Company's PV-10 Value at December 31, 1996. These Canadian properties produced an average of 573 BOPD for the quarter ended December 31, 1996 from 147 wells covering 57,436 gross (12,943 net) developed acres, most of which are located in the province of Alberta and had proved reserves of 2.7 MMBOE at December 31, 1996.

RECENT DEVELOPMENTS

California

In 1996, the Company commenced the drilling of a fifth horizontal well on its Cat Canyon property. Subsequent to year-end, such well was completed as a commercial producer at a rate of approximately 52 BOPD.

New Mexico

In December, 1996 the Company commenced drilling of an exploratory well on its Lea County, New Mexico property. The well was completed in the Devonian formation at approximately 14,000 feet in March 1997. During a four-hour test period the oil recovery rate increased from 25 barrels per hour to 100 barrels per hour of 59.7 degree gravity oil with no water and a marginal amount of gas production. The rate at which the well will be produced will be determined on the basis of several other factors and will be significantly lower than the test results. The Company has a 50% working interest and a 37% net revenue interest in this well. The Company has interests in some 2,000 gross acres in the prospect area.

Colombia

In March 1997, Ministry of the Environment approval was obtained for the drilling of six wells at the Nare field. The operator expects to commence drilling the first well in April 1997. In February 1997, the Articles of Association covering the Cocorna field expired according to its terms and the property interest reverted to Ecopetrol. At such date, the Cocorna field was producing approximately 660 BOPD, of which the Company's share was 330 BOPD.

Oil and Gas Reserves

The Company's proved reserves and PV-10 Value from proved developed and undeveloped oil and gas properties have been estimated by the following independent petroleum engineers: In 1996 and 1995, Netherland, Sewell & Associates, Inc. prepared reports on the Company's reserves in the United States and Colombia and Sproule Associates Limited prepared a report on the Company's Canadian reserves. The estimates of these independent petroleum engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. In accordance with SEC guidelines, the Company's estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. Future net revenues at December 31, 1996 reflect a weighted average price of $17.05 per BOE compared to $11.30 per BOE at December 31, 1995. There have been no reserve estimates filed with any United States federal authority or agency, except that the Company participates in a Department of Energy annual survey, which includes furnishing reserve estimates of certain of the Company's properties. The estimates furnished are identical to those included herein with respect to the properties covered by the survey.

The following tables present total proved developed and proved undeveloped reserve volumes as of December 31, 1996 and 1995 and estimates of the future net revenues and PV-10 Value therefrom. There can be no assurance that these estimates are accurate predictions of future net revenues from oil and gas reserves or their present value. Pursuant to industry standards, the Company's proved reserves include all of the proved reserves of Beaver Lake Resources Corporation, a 74% owned subsidiary of the Company.

Estimated Proved Oil and Gas Reserves

                                                  Reserve Category
                -----------------------------------------------------------------------
                         Proved Developed               Proved Undeveloped                            Total
                -----------------------------      --------------------------        -----------------------------------------
 1996           Oil (MBbls)       Gas (MMcf)       Oil (MBbls)       Gas (MMcf)       Oil (MBbls)       Gas (MMcf)
 ----           -----------       ----------       -----------       ----------       -----------       ----------
                                                                         <
 United
 States                7,994           11,521             8,157            1,593            16,151           13,114
 Canada                  710            2,654               211            7,897               921           10,551
 Colombia              4,692             -                4,915             -                9,607             -
                     -------          -------           -------           ------           -------          -------
 Total                13,396           14,175            13,283            9,490            26,679           23,665
                     =======          =======           =======           ======           =======          =======

 1995           Oil (MBbls)       Gas (MMcf)       Oil (MBbls)       Gas (MMcf)       Oil (MBbls)       Gas (MMcf)
 ----           -----------       -----------      -----------       -----------      -----------       ----------
                                                                         <
 United
 States                5,386            8,191             1,177              912             6,563            9,103
 Canada                  750            2,051               176            8,325               926           10,376
 Colombia              4,732             -                  311             -                5,043             -
                     -------          -------           -------           ------           -------          -------
 Total                10,868           10,242             1,664            9,237            12,532           19,479
                     =======          =======           =======           ======           =======          =======

The estimated future net revenues (using current prices and costs at the respective years end) and the present value of future net revenues (using a discount factor of 10 percent per annum) before income taxes for Saba's proved developed and proved undeveloped oil and gas reserves as of December 31, 1996 and 1995 are as follows:

                                               Reserve Category
                   ----------------------------------------------------------------------------
                       Proved Developed                      Proved Undeveloped                          Total
                   -----------------------------         ------------------------         -------------------------------------
                                      Present                            Present                           Present
                                      value of                          value of                          value of
 (Dollars in        Future net       future net        Future net      future net        Future net      future net
 thousands)          revenue          revenue           revenue          revenue          revenue          revenue
                     -------          -------           -------          -------          -------          -------
 1996
 ----
 United
 States               $ 89,456          $60,650         $ 66,354          $34,502          $155,810        $ 95,152
 Canada                 14,136            9,235           12,015            6,843            26,151          16,078
 Colombia               31,020           24,258           40,921           20,451            71,941          44,709
                      --------          -------         --------          -------          --------        --------
 Total                $134,612          $94,143         $119,290          $61,796          $253,902        $155,939
                      ========          =======         ========          =======          ========        ========

 1995
 ----
 United

 Canada                  7,905            5,259            5,463            2,213            13,368           7,472
 Colombia               18,695           15,101            1,771              910            20,466          16,011
                      --------          -------         --------          -------          --------        --------
 Total                $ 58,294          $41,662         $ 15,231          $ 6,493          $ 73,525        $ 48,155
                      ========          =======         ========          =======          ========        ========

"Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. In recent years, the market for oil and gas has experienced substantial fluctuations, which have resulted in significant swings in the prices for oil and gas. The Company cannot predict the future of oil and gas prices or whether future declines in prices will occur. Any such decline would have an adverse effect on the Company.

Net Quantities of Oil and Gas Produced

The net quantities of oil and gas produced by the Company during 1996 and 1995 are as follows:

                                   Oil (Bbls)         Gas (Mcf)                BOE
                                   ----------         ---------                ---
1996
----
United States                          803,070           1,089,576            984,666
Canada (1)                             134,008             561,042            227,515
Colombia                             1,031,207                  -           1,031,207
                                     ---------           ---------          ---------
    Total                            1,968,285           1,650,618          2,243,388
                                     =========           =========          =========

1995
----
United States                          710,271             938,577            866,701
Canada (1)                              85,800             398,616            152,236
Colombia                               430,808                  -             430,808
                                     ---------           ---------          ---------
    Total                            1,226,879           1,337,193          1,449,745
                                     =========           =========          =========

(1) No reduction is made for the minority interest in Beaver Lake Resources Corporation.

Average Sales Price and Production Cost

The following table sets forth information concerning average per unit sales price and production cost for the Company's oil and gas production for the periods indicated:

                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                                        1996                1995
                                                                                        ----                ----

 Average sales price per barrel of oil equivalent           United States          $  15.87              $  13.04
                                                            Canada                 $  13.26              $  10.32
                                                            Colombia               $  12.49              $   9.44
                                                            Combined               $  14.05              $  11.69
 Average production cost per barrel of oil
        equivalent                                          United States          $   8.29              $   8.57
                                                            Canada                 $   5.15              $   5.92
                                                            Colombia               $   5.11              $   5.17
                                                            Combined               $   6.51              $   7.29

Productive Oil and Gas Wells

The following table sets forth certain information at December 31, 1996 relating to the number of productive oil and gas wells (producing wells and wells capable of production, including wells that are shut in) in which the Company owned a working interest:

                                      Oil                            Gas                            Total
                             Gross            Net            Gross           Net             Gross           Net
                             -----            ---            -----           ---             -----           ---
 United States                 512           195.3             102          52.5                614         247.8
 Canada (1)                     85            22.6              39           9.0                124          31.6
 Colombia                      413           112.3              -             -                 413         112.3
                             -----           -----             ---          ----              -----         -----
                             1,010           330.2             141          61.5              1,151         391.7
                             =====           =====             ===          ====              =====         =====

(1) No reduction is made for the minority interest in Beaver Lake Resources Corporation.

In addition to its working interest, the Company held royalty interests in 86 productive wells in the United States and Canada at December 31, 1996. The Company does not own any royalty interests in Colombia.

Oil and Gas Acreage

The following table sets forth certain information at December 31, 1996 relating to oil and gas acreage in which the Company owned a working interest:

                                 Developed (1)                          Undeveloped
                                 -------------                          -----------
 Country                     Gross               Net              Gross              Net
 -------                     -----               ---              -----              ---
 United States                 51,567            14,629            17,034            11,029
 Canada (2)                    57,436            12,943            48,724            18,935
 Colombia                       6,769             1,785             5,719             1,430
                              -------            ------            ------            ------
     Total                    115,772            29,357            71,477            31,394
                              =======            ======            ======            ======

(1) Developed acreage is acreage assigned to productive wells.

(2) No reduction is made for the minority interest in Beaver Lake Resources Corporation.

Title to Properties

Many of the Company's oil and gas properties are held in the form of mineral leases. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations covering the drillsite are generally completed, however, before commencement of drilling operations or the acquisition of producing properties. Generally, the Company's working interest are subject to customary royalty and overriding royalty interests, liens for current taxes and operating agreements and other customary imperfections of title which do not immediately affect operations. Properties acquired by purchases are also often subject to environmental covenants designed to protect the seller from liability for environmental damage. The Company believes that its methods of investigating title to, and acquisition of, its oil and gas properties are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves.

Drilling Activity

The following table sets forth certain information for each of the years in the two-year period ended December 31, 1996 relating to the Company's participation in the drilling of exploratory and development wells.

                                     1996                               1995
                             --------------------              ---------------------
                             Gross(1)     Net(2)                Gross(1)     Net(2)
                              -----       ---                   -----        ---
 Exploratory

 Oil                            -           -                        -         -
 Gas                            3        1.35                        -         -
 Dry (3)                        4        1.29                        3       0.46

 Development
 Oil                           11        7.59                        4       1.51
 Gas (4)                        3         .64                        2       0.19
 Dry (3)                        1         .35                        1       0.04
 Total
 Oil                           11        7.59                        4       1.51
 Gas (4)                        6        1.99                        2       0.19
 Dry (3)                        5        1.64                        4       0.50

     (1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
     (2) A net well is deemed to exist when the sum of fractional working interest ownership in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. No reduction is made for the minority interest in Beaver Lake Resources Corporation.
     (3) A dry hole is an exploratory or development well that is not a producing well.
     (4) Includes two gross (1.01 net) wells and one gross (0.09 net) well drilled in Canada in 1996 and 1995, respectively; all other drilling activity was conducted in the United States.

Refining Operations

The Company owns an asphalt refinery located in Santa Barbara County, California, which has the capacity to process approximately 8,000 BOPD.
Current throughput is approximately 4,000 BOPD. The refinery is located on approximately 389 acres of land held in fee by the Company. Approximately 30 acres of the land are currently used by the refinery and the balance is being held for future expansion or sale. In 1995, the Company entered into a processing agreement with an unaffiliated company pursuant to which the latter company purchases crude (including that produced by the Company), delivers the crude to the refinery, reimburses the Company's out of pocket costs for refining, then markets the asphalt and other refinery products. Profits from the refinery operations (computed after recovery of crude costs and other costs of operations) are generally shared equally by the Company and the unaffiliated company. The processing agreement has a term which ends December 31, 1998.
The Company is considering not renewing the processing agreement and assuming the purchasing and marketing operations itself.

Real Estate

The Company from time to time has purchased real estate in conjunction with its acquisition of oil and gas properties in California and plans to continue this practice. In connection with the acquisition of oil and gas producing properties in Santa Maria, California in June 1993, the Company purchased 247 acres in Santa Barbara County for an aggregate purchase price of $65,000 and also agreed to acquire an additional 1,460 acres in Santa Maria for an aggregate purchase price of $400,000, the closing of which was subject to certain conditions and approval of a subdivision map. The closing took place in March 1997. In addition, the Company entered into an agreement to acquire 385 fee acres in Santa Barbara County in 1995 in connection with an acquisition of producing oil and gas properties at a contract purchase price of $400,000, the closing of which took place in June 1995. In addition, the Company acquired approximately 360 acres of undeveloped land in Santa Maria, California in June 1994 in connection with the acquisition of its Santa Maria refinery. The Company plans to retain these real estate holdings for asset appreciation which may include developmental activities at a future date.

Office Facilities

The Company's executive and California operations offices are located in Santa Maria, California and its accounting offices are located in Irvine, California. The Company maintains regional operating offices in Edmond, Oklahoma, Calgary, Canada and Bogota, Colombia. These offices, consisting of approximately 16,000 square feet, are leased with varying expiration dates to March, 2002, at an aggregate rate of $13,302 per month. The Company owns its office facilities at the asphalt refinery in Santa Maria, which occupy approximately 1,500 square feet of space.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial statements or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Number of Holders

The Common Stock trades on the American Stock Exchange under the symbol "SAB." At March 25, 1997, the Company had 2,877 shareholders of record. The following table sets forth the high and low quarterly closing sales prices of the Common Stock as reported on the American Stock Exchange for the periods indicated. The sales prices set forth below have been adjusted to reflect a two-for-one stock split in the form of a stock dividend paid in December 1996. Prior to May 22, 1995, the Common Stock was traded on the Emerging Company Marketplace of the American Stock Exchange.

                                                                                       LOW             HIGH
                                                                                    ----------       ---------
 1997
    First Quarter (through March 25, 1997)   . . . . . . . . . . . . . . . . .        $12  3/4         $25 1/4

 1996
   Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  9 3/8         $27 1/8
   Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6 3/16           9 15/16
   Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3 7/8           8
   First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3 9/16           4 3/4

 1995
   Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3 7/16         $ 4
   Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3 3/4           4 1/8
   Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2 1/2           4 1/8
   First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1 1/16           2 5/8

On March 25, 1997, the last reported sales price of the Common Stock on the American Stock Exchange was $18 7/8.

The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The indenture for the Company's Senior Subordinated Debentures due 2005 (the "Debentures") and the Company's principal revolving credit agreement include provisions which restrict the payment of dividends by the Company. See Note 8 of Notes to Consolidated Financial Statements of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statement of the Company and the Notes thereto and the Selected Financial Data included elsewhere in this statement.

General

The Company is an independent energy company engaged in the acquisition, exploration and development of oil and gas properties. To date, the Company has grown primarily through the acquisition of producing properties with significant exploration and development potential in the United States, Colombia and Canada. This strategy has enabled the Company to assemble a significant inventory of properties over the past five years. From January 1, 1992 through December 31, 1996, the Company completed 22 property acquisitions which, when measured with associated drilling activities, have added approximately 35.5 MMBOE of proved reserves at an average finding cost of $2.53 per BOE. Between 1992 and 1996, the Company's proved reserve base, production and operating cash flow have increased at compound annual growth rates of 165.8%, 154.8% and 158.6%, respectively. The Company's strategy has expanded to emphasize growth through exploration and development drilling.

The Company's revenues are primarily comprised of oil and gas sales attributable to properties in which the Company owns a majority or substantial interest. The Company accounts for its oil and gas producing activities under the full cost method of accounting. Accordingly, the Company capitalizes, in separate cost centers, all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a significant change in reserves. The Company's financial statements have been consolidated to reflect the operations of its subsidiaries, including the Company's approximate 74% ownership interest in Beaver Lake Resources Corporation, a Canadian public company.

CRUDE OIL PRICES

The price received by the Company for its oil produced in North America is influenced by the world price for crude oil, as adjusted for the particular grade of oil. The oil produced from the Company's California properties is predominantly a heavy grade of oil, which is typically sold at a discount to lighter oil. Heavy oil producers, however, have benefited recently from a decline in the price differential between light and heavy oil and the rise in oil prices generally. The oil produced from the Company's Colombian properties is predominantly a heavy grade of oil. The prices received by the Company for its Colombian produced oil are determined based on formulas set by Ecopetrol. See "Description of Business - "Principal Purchasers - Marketing of Production" and "Limited Market for Sale of Colombian Production."

RESULTS OF OPERATIONS

Results of the Company's oil and gas activities for the years ended December 31, 1996 and 1995 were as follows:

Year Ended December 31, 1996

                                                                         United
                                                       Total             States            Canada            Colombia
                                                   ------------       ----------        -----------      ------------
 Oil and gas sales                                  $31,520,757       $15,626,884        $3,016,803       $12,877,070
 Production costs                                   $14,604,291       $ 8,160,641        $1,171,944       $ 5,271,706
 Depletion                                          $ 4,979,361       $ 2,499,423        $  339,054       $ 2,140,884
 General and administrative expenses                $ 3,919,435       $ 3,170,240        $  536,186       $   213,009

 Production:
    Oil volume (Bbls)                                 1,968,285           803,070           134,008         1,031,207
    Gas Volume (Mcf)                                  1,650,618         1,089,576           561,042                 -
    Barrels of oil equivalent (BOE)                   2,243,388           984,666           227,515         1,031,207

 Average per BOE:
    Sales price                                         $ 14.05            $15.87            $13.26       $     12.49
    Production                                          $  6.51            $ 8.29            $ 5.15       $      5.11
    Depletion                                           $  2.22            $ 2.54            $ 1.49       $      2.08

 Proved Reserves:
    Oil (Bbls)                                       26,678,925        16,151,058           920,800         9,607,067
    Gas (Mcf)                                        23,664,965        13,113,965        10,551,000                 -
    Barrels of oil equivalent (BOE)                  30,623,086        18,336,719         2,679,300         9,607,067

Year Ended December 31, 1995
----------------------------
                                                                         United
                                                       Total             States            Canada            Colombia
                                                     -----------        -----------        ----------        -----------
 Oil and gas sales                                   $16,941,247        $11,304,023        $1,571,380        $4,065,844
 Production costs                                    $10,561,552        $ 7,431,057        $  901,198        $2,229,297
 Depletion                                           $ 2,605,419        $ 1,680,765        $  143,979        $  780,675
 General and administrative expenses                 $ 2,005,192        $ 1,711,008        $  243,386        $   50,798

 Production:
    Oil volume (Bbls)                                  1,226,879            710,271            85,800           430,808
    Gas volume (Mcf)                                   1,337,193            938,577           398,616                 -
    Barrels of oil equivalent (BOE)                    1,449,745            866,701           152,236           430,808

 Average per BOE:
    Sales price                                           $11.69             $13.04            $10.32        $     9.44
    Production costs                                      $ 7.29             $ 8.57            $ 5.92        $     5.17
    Depletion                                             $ 1.80             $ 1.94            $ 0.95        $     1.81

 Proved Reserves:
    Oil (Bbls)                                        12,531,297          6,562,595           926,200         5,042,502
    Gas (Mcf)                                         19,479,049          9,103,049        10,376,000                 -
    Barrels of oil equivalent (BOE)                   15,777,805          8,079,770         2,655,533         5,042,502

Year Ended December 31, 1994
----------------------------

                                                                         United
                                                      Total              States               Canada
                                                   -----------        -----------          ------------
Oil and gas sales                                    $12,170,203        $10,403,835          $1,766,368
Production costs                                     $ 7,547,479        $ 6,722,813          $  824,666
Depletion                                            $ 1,906,203        $ 1,451,265          $  454,938
General and administrative expenses                  $ 1,881,852        $ 1,705,699          $  176,153

Production:
   Oil volume (Bbls)                                     737,963            658,016              79,947
   Gas volume (Mcf)                                    1,453,045            979,893             473,152
   Barrels of oil equivalent (BOE)                       980,137            821,331             158,806

Average per BOE:
   Sales price                                            $12.42             $12.67              $11.12
   Production costs                                       $ 7.70             $ 8.19              $ 5.19
   Depletion                                              $ 1.94             $ 1.77              $ 2.86

Proved Reserves:
   Oil (Bbls)                                          7,135,731          6,671,341             464,390
   Gas (Mcf)                                           9,791,773          7,225,973           2,565,800
   Barrels of oil equivalent (BOE)                     8,767,693          7,875,670             892,023

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

OIL AND GAS SALES

Oil and gas sales increased approximately 86.4% to $31.5 million during 1996 from $16.9 million for 1995. Excluding the financial impact of the Colombian properties, which were principally acquired in September 1995, oil and gas sales increased 44.2% during 1996 to $18.6 million from $12.9 million for 1995. Average sales price per BOE for 1996 increased 20.2% to $14.05 from $11.69 per BOE for 1995.

Total production increased 46.7% to 2.2 MMBOE in 1996 as compared to 1.5 MMBOE for 1995. The increase in oil and gas production was primarily attributable to the acquisitions of the Company's Colombian properties, which were completed in the second half of 1995, and the Company's drilling and rework activities performed in 1996.

OTHER REVENUES

Other revenues increased to $1.7 million for 1996 as compared to $753,000 for 1995. This increase was due primarily to net tariffs of $717,000 for use of the Velasquez-Galan Pipeline in Colombia, which the Company acquired in September 1995. In addition, the Company's asphalt refining operation reported processing fee income of $514,000 for 1996 as compared to no processing fee income in 1995.

PRODUCTION COSTS

Oil and gas production costs increased 37.7% to $14.6 million for 1996 as compared to $10.6 million for 1995, due primarily to the increase in production volumes. Excluding the financial impact of the Colombian properties, the Company's average production costs per BOE decreased 5.9% to $7.70 for 1996 from $8.18 for 1995. For 1996, production costs for the Colombian properties were $5.3 million, or $5.11 per BOE.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $3.9 million in 1996 from $2.0 million for 1995. The Company's general and administrative expenses per BOE increased 26.8% to $1.75 per BOE for 1996 from $1.38 per BOE in 1995. The overall increase in general and administrative expenses was due principally to the Company's expanded international operations in Canada and Colombia in the third and fourth quarters of 1995, and an increase in employment in its domestic offices to support anticipated future growth.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSES

Depletion, depreciation and amortization expenses increased 96.4% to $5.5 million for 1996 from $2.8 million for 1995. Depletion, depreciation and amortization expenses per BOE increased 26.8% to $2.46 per BOE for 1996 from $1.94 per BOE for 1995. This increase was primarily attributable to the capital costs recorded by the Company in its full cost pools during 1996 and the anticipated future development and abandonment costs to be incurred in connection with the management of its oil and gas properties.

INTEREST EXPENSE

Interest expense increased to $2.4 million in 1996 from $1.4 million for 1995. This increase was due primarily to interest expense totaling $998,000 attributable to the Debentures, which were issued in December 1995.

The average debt balance outstanding under the Company's revolving line of credit in 1996 increased 7.0% to $9.2 million from $8.6 million for 1995, due principally to the use of loan proceeds to fund the Company's acquisition and development program in 1996. The weighted average interest rate for the Company's revolving line of credit decreased to 9.0% in 1996 from 9.8% for 1995.

OTHER INCOME (EXPENSE)

Other income increased approximately 87.0% to $215,000 in 1996 as compared to $115,000 for 1995. The change was due primarily to foreign currency transaction gains of $41,000 and additional interest income of $97,000 realized in 1996.

INCOME TAX

Income taxes increased 557.3% in 1996 to $2,958,000, compared to $450,000 in 1995. The Company's effective tax rate for 1996 was 44.0%, a decrease from 45.1% in 1995 due to the impact of foreign tax credits.

NET INCOME

Net income was significantly higher in 1996, increasing 594.7% to $3.8 million from $547,000 for 1995. The increase in net income reflects the effects of increases in oil and gas sales, other revenues, production costs, general and administrative expenses, depletion, depreciation and amortization and interest expense, discussed above.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

OIL AND GAS SALES

The Company's total oil and gas sales increased 38.5% to $16.9 million during 1995 from $12.2 million for 1994. The increase was primarily attributable to property acquisitions in Colombia during 1995. The average sales price per BOE decreased 5.9% to $11.69 in 1995 from $12.42 in 1994, due to sales from the Colombian properties, which were acquired in 1995. The average sales price per BOE for United States and Canadian operations was $13.04 and $10.32, respectively, in 1995, an increase of 2.9% and a decrease of 7.2%, respectively, from the comparable 1994 averages.

Oil and gas production increased 53.1% to 1.5 MMBOE in 1995 from 980 MBOE for 1994. This increase was due primarily to production from properties acquired during 1995.

OTHER REVENUES

Other revenues decreased 4.0% to $753,000 in 1995 from $784,000 in 1994. This decrease was primarily attributable to a decline in operator fee income of 35.6% to $219,000 in 1995 as compared to $340,000 in 1994, as a result of property dispositions and reduced expenditures on Company-operated properties. Pipeline tariffs received by the Company as a result of its 50% ownership of the Velasquez-Galan Pipeline, which was acquired in September 1995, generated revenue of $439,000 in 1995. A gain on sale of real estate in 1994 provided revenue of $428,000. Rental of facilities and agricultural land at the Company's asphalt refinery produced revenue of $74,000 in 1995 as compared to no revenue in 1994.

PRODUCTION COSTS

Production costs increased 39.5% to $10.6 million in 1995 from $7.6 million in 1994. This increase was due primarily to increased production volume resulting from the Company's acquisition of its Colombian properties in 1995. From the acquisition dates of the Velasquez field (January 1995) and the Teca and Nare fields (September 1995), the Company incurred production costs of $2.2 million in 1995 in such fields. The Company's production costs per BOE decreased 5.3% to $7.29 in 1995 from $7.70 in 1994.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 5.3% to $2.0 million in 1995 from $1.9 million in 1994. The increase was due principally to expenses incurred in connection with the Company's refinery operations which began in the second quarter of 1995, the Company's Colombian operations, which began in the first quarter of 1995, and hiring of additional personnel in the fourth quarter of 1995 for the Company's Canadian operations. The Company's general and administrative expenses per BOE decreased 27.7% to $1.38 in 1995 from $1.91 in 1994.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSES

Depletion, depreciation and amortization expenses increased 40.0% to $2.8 million in 1995 as compared to $2.0 million in 1994. This increase was primarily attributable to producing property acquisitions in Colombia in 1995. Depletion, depreciation and amortization expenses per BOE decreased 6.7% to $1.94 per BOE for 1995 from $2.08 per BOE for 1994.

INTEREST EXPENSE

Interest expense increased 120.8% to $1.4 million in 1995 from $634,000 in 1994, due principally to the Company's increased bank borrowings under its revolving credit facility. The average debt balance outstanding under the Company's revolving credit facility in 1995 increased 50.9% to $8.6 million as compared to an average debt balance of $5.7 million in 1994. This increase was due principally to loan proceeds used to fund producing oil and gas property acquisitions, which closed during 1995. The weighted average interest rate for the Company's revolving credit facility increased to 9.8% in 1995 from 8.1% in 1994.

OTHER INCOME (EXPENSE)

Other income increased $72,000 to $115,000 in 1995 from income of $43,000 in 1994. In 1995, the Company realized a gain of $125,000 as a result of the issuance of common stock by a subsidiary. In 1994, the Company realized $198,000 in the settlement of litigation, while non-recurring expenses declined to $23,000 in 1995 from $199,000 in 1994.

INCOME TAX

Income taxes increased 17.2% in 1995 to $450,000, compared to $384,000 in 1994. The Company's effective tax rate for 1995 was 45.1%, up from 43.0% in 1994 due to higher tax rates applicable to the Company's foreign operations.

NET INCOME

Net income increased 7.5% to $547,000 in 1995 from $509,000 in 1994. This increase reflected the effects of increases in oil and gas sales, production costs, general and administrative expenses, depletion, and depreciation and amortization and interest expense as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since 1991, the Company's strategy has emphasized growth through the acquisition of producing properties with significant exploration and development potential. The Company recently expanded its focus to emphasize drilling, enhanced recovery methods and increased production efficiencies. During the past five years, the Company financed its acquisitions and other capital expenditures primarily though secured bank financing, the creation of joint interest operations and production payment obligations, and sales of Common Stock and the Debentures. Supplemental cash and working capital are provided through internally generated cash flows, secured bank financing and debt and equity financing.

During 1995 and 1996, the Company used a combination of secured bank financing, the proceeds from the sale of the Debentures and internally generated cash flow to fund its acquisitions and other capital expenditures, which included $16.3 million for acquisitions of producing properties in California, Colombia, Canada, New Mexico, Texas and Louisiana. In December 1995 and February 1996, the Company realized $9.2 million and $1.4 million, respectively, in net proceeds from the sale of the Debentures.

Working Capital. The Company's working capital decreased in 1996 from $2.5 million at December 31, 1995 to $2.4 million at December 31, 1996. This decrease was primarily due to an increase of $2.9 million in accounts receivable, reduced by increases of $1.4 million in income taxes payable and $1.3 million in the current portion of long-term debt, and a net decrease in other current assets and liabilities of $231,000.

Operating Activities. The Company's operating activities during 1996 provided net cash flow of $6.9 million. Working capital requirements were responsible for cash outflows of $3.1 million. Cash flows from operating activities provided net cash flow of $1.7 million in 1995.

Investing Activities. Investing activities during 1996 resulted in a net cash outflow of $10.7 million. Of this amount, oil and gas property acquisition, development and exploration expenditures totaled $12.2 million. An additional $586,000 was expended for other assets. Reimbursement of a restricted certificate of deposit provided proceeds of $1.8 million.

Investing activities during 1995 resulted in a net cash outflow of $17.1 million. Of this amount, oil and gas property acquisition, development and exploration expenditures totaled $12.8 million. An additional $2.7 million was expended for other assets, consisting principally of an oil transmission pipeline and related oil field equipment, which were acquired in connection with a property acquisition in Colombia.

Financing Activities. Financing activities during 1996, which provided net cash flow of $3.9 million, consisted principally of activity on the Company's revolving credit facility and proceeds from the sale of the Debentures, net of related financing costs. Proceeds from the exercise of options, sale of stock and contributed capital provided cash inflows in the amount of $435,000 during 1996.

Financing activities during 1995, which provided net cash flow of $15.2 million, consisted principally of activity on the Company's revolving line of credit, proceeds from the sale of the Debentures, net of related costs, in the amount of $9.2 million, a loan from the Company's parent company of $1.6 million, and retirement of a $606,000 note payable that was outstanding at December 31, 1994. Advances from affiliated companies in the amount of $204,000 were used to partially fund the note payable payoff. Proceeds from the exercise of options, sale of stock and contributed capital provided cash inflows in the total amount of $1.1 million in 1995.

Credit Facilities. In September 1993, the Company established a reducing, revolving line of credit with Bank One, Texas, N.A. to provide funds for the retirement of a production note payable, the retirement of other short-term fixed rate indebtedness and for working capital. At December 31, 1996, the borrowing base under the credit agreement was $13.8 million, subject to a monthly reduction of $250,000, of which $12.1 million was outstanding.

The Company also has available from Bank One, Texas, N.A. a commitment for a term credit facility of as much as $4.0 million to fund development projects in the United States, of which $450,000 was outstanding as of December 31, 1996. On February 7, 1996, underwriters for the Company's Debenture offering exercised their overallotment option, resulting in net proceeds to the Company of $1.4 million, a portion of which was utilized to reduce the outstanding balance under the Company's revolving line of credit. Effective March 6, 1996, the Company's Canadian subsidiary converted its term loan to a demand revolving reducing loan. Outstanding debt at December 31, 1996 for this credit facility was $1.6 million. Effective February 13, 1997, the borrowing base of this facility was increased to $2.6 million. Reductions to the maximum principal amount available under the loan will be reviewed on or before July 1, 1997.

The Company's budget for capital expenditures for 1997 is $53.9 million. The expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties, both domestically and internationally. The Company is currently in negotiation with Pertamina, the Indonesia state-owned oil company regarding an exploration block on the island of Java. The initial commitment including cash bonus, seismic and drilling costs for a period of up to three years, is $19 million. At this time, the Company has no agreements regarding any other significant acquisitions. The amount of capital expenditures will change during future periods depending on market conditions, results of the Company's development drilling program and other related economic factors, including the price of oil and natural gas. The funds available (including those from credit lines) for anticipated capital expenditures will be affected by prices for oil and natural gas, results of the Company's development drilling program and other factors beyond the control of the Company.

IMPACT OF INFLATION

The price the Company receives for its oil and gas has been impacted primarily by the world oil market and the domestic market for natural gas, respectively, rather than by any measure of general inflation. Because of the relatively low rates of inflation experienced in the United States in recent years, the Company's production costs and general and administrative expenses have not been impacted significantly by inflation.

NEW ACCOUNTING STANDARDS

In 1997, the Company will adopt SFAS No. 125, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities." Management does not believe that the adoption of this accounting standard will have a material impact on the financial statements of the Company.

In 1997, the Company will adopt Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." Management does not believe that the adoption of the provisions of this SOP will have a material impact on the financial statements of the Company.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements and supplementary data of the Company are included as part of this Form 10-KSB following the signature page:

                                                                                     Page
                                                                                     ----
Report of Independent Accountants                                                    F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995                         F-2

Consolidated Statements of Income, years ended December 31,
1996 and 1995                                                                        F-3

Consolidated Statements of Stockholders' Equity, years ended
December 31, 1996 and 1995                                                           F-4

Consolidated Statements of Cash Flows, years ended December
31, 1996 and 1995                                                                    F-5

Notes to Consolidated Financial Statements                                           F-6 - F-24

                                                                                     Page
                                                                                     ----
Supplemental Information About Oil and Gas Producing Activities
(Unaudited)                                                                          F-25 - F-29

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.                                DESCRIPTION OF ITEM
----------------                           --------------------
  3(i).1   Articles of Incorporation of the Company (filed as exhibit 3(i).1 to the Company's
           Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)


 3(ii).1   By-Laws of the Company (filed as an exhibit to the Company's Annual Report on Form
           10-K for the year ended December 31, 1982 and incorporated herein by reference)


     4.1   Form of Indenture (including form of Debenture) (filed as Exhibit 4.1 to the
           Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


    10.1   Form of Indemnification Agreement entered into with officers and directors of the
           Company (filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2
           (File No. 33-94678) and incorporated herein by reference)


    10.2   Benefit Plans (filed as Exhibit 10.1 to the Company's Quarterly Report on Form
           10-QSB for the quarter ended June 30, 1996 and incorporated herein by reference)


    10.3   Employment Agreement with Ilyas Chaudhary (filed as Exhibit 10.3 to the Company's
           Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


    10.4   First Amended and Restated Loan Agreement between the Company and Bank One, Texas,
           N.A. (filed as Exhibit 10.1 to the Company's Quarterly Report Form 10-QSB for the
           quarter ended September 30, 1996, and incorporated herein by reference)


    10.5   Stock Purchase Agreement (filed as an exhibit to the Company's Current Report on
           Form 8-K dated January 10, 1995 and incorporated herein by reference)


    10.6   Processing Agreement between Santa Maria Refining Company and Petro Source Refining
           Corporation (filed as Exhibit 10.6 to the Company's Registration Statement on Form
           SB-2 (File No. 33-94678) and incorporated herein by reference)


    10.7   Agreement among Saba Petroleum Company, Omimex de Colombia, Ltd. and Texas
           Petroleum Company to acquire Teca and Nare fields (filed as Exhibit 10.7 to the
           Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


    10.8   Agreement among Saba Petroleum Company, Omimex de Colombia, Ltd. and Texas
           Petroleum Company to acquire Cocorna Field (filed as Exhibit 10.8 to the Company's
           Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


    10.9   Agreement among Saba Petroleum Company and Cabot Oil and Gas Corporation to acquire
           Cabot Properties (filed as Exhibit 10.9 to the Company's Registration Statement on
           Form SB-2 (File No. 33-94678) and incorporated herein by reference)


   10.10   Agreement among Saba Petroleum Company, Beaver Lake Resources Corporation and Capco
           Resource Properties Ltd. (filed as Exhibit 10.10 to the Company's Registration
           Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


   10.11   Amendment to Agreement among the Company, Omimex de Colombia, Ltd. and Texas
           Petroleum Company to acquire the Teca and Nare fields (filed as Exhibit 2.2 to the
           Company's Current Report on Form 8-K dated September 14, 1995 and incorporated herein by reference)


   10.12   Promissory Notes of the Company (filed as Exhibit 10.13 to the Company's
           Registration Statement on Form SB-2 (file No. 33-94678) and incorporated herein by reference)


   10.13   CRI Stock Purchase Termination Agreement (filed as Exhibit 10.14 to the Company's
           Registration Statement on Form SB-2 (file No. 33-94678) and incorporated herein by reference)


   10.14   Form of Common Stock Conversion Agreement between Capco and the Company (filed as
           Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (file No.
           33-94678) and incorporated herein by reference).


   10.15   Form of Agreement regarding exercise of preemptive rights between Capco and the
           Company (filed as Exhibit 10.16 to the Company's Registration Statement on Form
           SB-2 (File No. 33-94678) and incorporated herein by reference)


   10.16   Letter Agreement, as amended, between Omimex de Colombia, Ltd. and the Company
           (filed as Exhibit 10.17 to the Company's Registration Statement on Form SB-2 (File
           No. 33-94678) and incorporated herein by reference)


   10.17   Promissory Note of Mr. Chaudhary (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996 and incorporated herein by reference)

EXHIBIT NO.                                DESCRIPTION OF ITEM
----------------                           --------------------
   10.18   Form of Stock Option Agreements between Mr. Chaudhary and Messrs. Hickey and Barker
           (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996 and incorporated herein by reference)

   10.19   Form of Stock Option Termination Agreements between the Company and Messrs. Hagler and Richards (filed as Exhibit 10.4 to the Company's quarterly report on Form
           10-QSB for the quarter ended June 30, 1996 and incorporated by reference)

   10.20   Amendment Number One to First Amended and Restated Loan Agreement between the
           Company and Bank One, Texas, N.A.*

   10.21    Agreement Minutes concerning Colombia oil sales Contract between Omimex as operator and Ecopetrol*

   10.22   Operating Agreement between Omimex and Sabacol-Velasquez property*

   10.23   Operating Agreement between Omimex and Sabacol-Cocorna and Nare properties*

   10.24   Operating Agreement between Omimex and Sabacol-Velasquez-Galan Pipeline*

   10.25   Operating Agreement between Omimex and Sabacol-Cocorna Concession property*

   10.26   Life insurance contract on life of Ilyas Chaudhary*

   10.27   Life insurance contract on life of Ilyas Chaudhary*

   10.28   Agreement for Assignment of Leases**

   10.29   Agreement to Provide Collateral between Capco and Saba Petroleum Company*

   10.30   Purchase and Sale Agreement between DuBose Ventures, Inc., Rockbridge Oil &
           Gas, Inc., Saba Energy of Texas, Incorporated and Energy Asset Management
           Corporation to acquire properties in Jefferson Parish, LA*

   10.31   Employment Agreement with Walton C. Vance*

   10.32   Amended Employment Agreement with Larry R. Burroughs*

   10.33   First Amendment, Letter Agreement with Bradley T. Katzung*

   10.34   Consultant Agreement with Burt Cormany*

    11.1   Computation of Earnings per Common Share*

    21.1   Subsidiaries of the Company (filed as an exhibit to the Company's Annual Report on
           Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

    23.1   Consent of Coopers & Lybrand L.L.P. (Los Angeles, California)*

    23.2   Consent of Netherland, Sewell & Associates, Inc.*

    23.3   Consent of Sproule Associates Limited*

    27.1   Financial Data Schedule*

______________________
* Filed herewith

** Omitted and filed separately, and confidentially, with the Securities and Exchange Commission.

No reports were filed under Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SABA PETROLEUM COMPANY

DATED APRIL 4, 1997
                                    By:  /s/ Ilyas Chaudhary
                                        Ilyas Chaudhary

                                        Chairman of the Board, President and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURES                                       TITLE                      DATE
       ----------                                       -----                      ----
  /s/ Ilyas Chaudhary
----------------------------                  Chairman of the Board,           April 4, 1997
      Ilyas Chaudhary                         President and Chief
                                              Executive Officer
                                              (Principal Executive
                                               Officer)


  /s/ Walton C. Vance                                                          April 4, 1997
----------------------------                  Vice President, Chief
      Walton C. Vance                           Financial Officer and
                                                Secretary and
                                                Director
                                                (Principal Financial
                                                and Accounting
                                                Officer)


  /s/ Alex S. Cathcart                        Director                         April 4, 1997
----------------------------
      Alex S. Cathcart

 /s/ William N. Hagler                        Director                         April 4, 1997
----------------------------
      William N. Hagler

 /s/ William J. Hickey                        Director                         April 4, 1997
----------------------------
      William J. Hickey

   /s/ Rodney C. Hill                         Director                         April 4, 1997
----------------------------
       Rodney C. Hill

/s/ William E. Richards                       Director                         April 4, 1997
----------------------------
     William E. Richards

                      [REPORT OF INDEPENDENT ACCOUNTANTS]

                         [COOPERS & LYBRAND LETTERHEAD]




To the Board of Directors
Saba Petroleum Company

We have audited the accompanying consolidated balance sheets of Saba Petroleum Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Petroleum Company and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.
Los Angeles, California
March 26, 1997

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                            1996             1995
                                                                       ------------     ------------
                                 ASSETS
   Current assets:
      Cash and cash equivalents                                        $    734,036      $    640,287
      Restricted certificate of deposit (Note 2)                                -           1,750,000
      Accounts receivable, net of allowance for doubtful
            accounts of $65,000 (1996) and $57,000 (1995)                 7,361,326         4,444,209
      Other current assets                                                3,485,924         2,995,172
                                                                       ------------      ------------
             Total current assets                                        11,581,286         9,829,668
                                                                       ------------      ------------
   Property and equipment (Note 8):
      Oil and gas properties (full cost method)                          44,494,387        32,602,571
      Land                                                                1,888,578         1,849,313
      Plant and equipment                                                 3,799,307         3,240,771
                                                                       ------------      ------------
                                                                         50,182,272        37,692,655
      Less accumulated depletion and depreciation                       (15,323,780)      (10,108,845)
                                                                       ------------      ------------
             Total property and equipment                                34,858,492        27,583,810
                                                                       ------------      ------------
   Other assets:
      Deposits on properties                                                 42,529            50,000
      Notes receivable, less current portion                                834,590             9,166
      Deferred financing costs                                            1,123,250         1,995,458
      Due from affiliates                                                   205,226           183,975
      Deposits and other                                                    471,513            99,020
                                                                       ------------      ------------
             Total other assets                                           2,677,108         2,337,619
                                                                       ------------      ------------
                                                                       $ 49,116,886      $ 39,751,097
                                                                       ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable and accrued liabilities                         $  5,377,137      $  5,619,163
      Oil imbalance obligation (Note 2)                                         -             692,384
      Income taxes payable                                                1,981,064           541,651
      Current portion of long-term debt                                   1,805,556           504,985
                                                                       ------------      ------------
             Total current liabilities                                    9,163,757         7,358,183

   Long-term debt, net of current portion                                20,811,980        23,543,307
   Other liabilities                                                        108,295           194,836
   Deferred taxes                                                           590,285           321,237
   Minority interest in consolidated subsidiary                             727,359           485,285
                                                                       ------------      ------------
              Total liabilities                                          31,401,676        31,902,848
                                                                       ------------      ------------

   Commitments and contingencies (Note 12)

   Stockholders' equity:
      Preferred stock - no par value, authorized
            50,000,000 shares; none issued                                      -                -
     Common stock - no par value, authorized
           150,000,000 shares; issued and outstanding
           10,081,026 (1996) and 8,529,180 (1995) shares                 12,901,083         6,796,140
      Retained earnings                                                   4,802,845         1,038,129
      Cumulative translation adjustment                                      11,282            22,480
      Unearned compensation                                                     -              (8,500)
                                                                       ------------      ------------
             Total stockholders' equity                                  17,715,210         7,848,249
                                                                       ------------      ------------
                                                                       $ 49,116,886      $ 39,751,097
                                                                       ============      ============

   The accompanying notes are an integral part of these consolidated financial statements.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1996 and 1995



                                                                           1996             1995
                                                                       ------------    --------------
   Revenues:
      Oil and gas sales                                                $ 31,520,757    $   16,941,247
      Other                                                               1,681,587           753,008
                                                                       ------------     -------------
               Total revenues                                            33,202,344        17,694,255
                                                                       ------------     -------------
   Expenses:
      Production costs                                                   14,604,291        10,561,552
      General and administrative                                          3,919,435         2,005,192
      Depletion, depreciation and amortization                            5,527,418         2,826,684
                                                                       ------------     -------------
               Total  expenses                                           24,051,144        15,393,428
                                                                       ------------     -------------

   Operating income                                                       9,151,200         2,300,827
                                                                       ------------     -------------
   Other income (expense):
      Interest income                                                       114,302            16,924
      Other                                                                  92,149           (26,614)
      Interest expense, net of interest capitalized
           of  $27,000 (1995)                                            (2,401,856)       (1,364,110)
      Gain on issuance of shares of subsidiary                                8,305           124,773
                                                                       ------------     -------------
                    Total other income (expense)                         (2,187,100)       (1,249,027)
                                                                       ------------     -------------

               Income before income taxes                                 6,964,100         1,051,800

   Provision for taxes on income                                         (2,957,983)         (449,636)
   Minority interest in earnings of consolidated subsidiary                (241,401)          (55,632)
                                                                       ------------     -------------
               Net income                                              $  3,764,716     $     546,532
                                                                       ============     =============
   Net earnings per common share:
      Primary                                                          $       0.40     $        0.06
                                                                       ============     =============
      Fully-diluted                                                    $       0.37     $        0.06
                                                                       ============     =============
   Weighted average common and common
      equivalent shares outstanding:
      Primary                                                             9,416,033         8,742,768
                                                                       ============     =============
      Fully-diluted                                                      12,066,256         8,784,099
                                                                       ============     =============





   The accompanying notes are an integral part of these consolidated financial statements.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 1996 and 1995

                                               Common Stock            Cumulative                                        Total
                                          ----------------------      Translation        Unearned       Retained     Stockholders'
                                           Shares        Amount        Adjustment      Compensation     Earnings        Equity
                                          ---------   -----------      ----------      ------------     ----------   -------------
Balance at December 31, 1994              8,238,514   $ 5,772,457        $   -            $    -        $  510,870    $ 6,283,327

 Minority interest in subsidiary                                                                           (19,273)       (19,273)

 Exercise of options                        116,666       189,583                                                         189,583
 Issuance of common stock for
   compensation                              24,000        25,500                                                          25,500
 Issuance of common stock                   150,000       600,000                                                         600,000
 Cumulative translation adjustment                                          22,480                                         22,480
 Unearned compensation                                                                       (8,500)                       (8,500)
 Contributed surplus                         -            208,600                                                         208,600
 Net income                                                                                                546,532        546,532
                                         ----------   -----------        ---------          -------     ----------    -----------
Balance at December 31, 1995              8,529,180     6,796,140           22,480           (8,500)     1,038,129      7,848,249
 Exercise of options                        118,000       647,100                                                         647,100
 Issuance of common stock                    14,000        42,000                                                          42,000
 Cumulative translation adjustment                                         (11,198)                                       (11,198)
 Unearned compensation                                                                        8,500                         8,500
 Debenture conversions                    1,419,846     5,415,843                                                       5,415,843
 Net income                                                                                              3,764,716      3,764,716
                                         ----------   -----------        ---------          -------     ----------    -----------
Balance at December 31, 1996             10,081,026   $12,901,083        $  11,282          $    -      $4,802,845    $17,715,210
                                         ==========   ===========        =========          =======     ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995


                                                                            1996             1995
                                                                       ------------      ------------
   Cash flows from operating activities:
      Net income                                                       $  3,764,716       $   546,532
      Adjustments to reconcile net income to net cash
        provided by operations:
           Depletion, depreciation and amortization                       5,527,418         2,826,684
           Amortization of unearned compensation                              8,500            17,000
           Deferred tax provision (benefit)                                 366,389           (39,000)
           Compensation expense attributable to non-employee option          91,600              -
           Minority interest in earnings of consolidated
                subsidiary                                                  241,403            55,632
           Gain on issuance of shares of subsidiary                          (8,305)         (124,773)
           Changes in:
                Accounts receivable                                      (2,919,287)       (1,999,984)
                Other assets                                               (572,233)       (2,452,503)
                Accounts payable and accrued liabilities                   (237,328)        2,396,976
                Income taxes payable and other liabilities                  650,644           509,343
                                                                       ------------      ------------
                Net cash provided by operating activities                 6,913,517         1,735,907
                                                                       ------------      ------------
   Cash flows from investing activities:
      Deposit (purchase) of restricted certificate of deposit             1,750,000        (1,750,000)
      Expenditures for oil and gas properties                           (12,171,392)      (12,807,412)
      Expenditures for equipment, net                                      (585,893)       (2,660,120)
      Proceeds from sale of oil and gas properties                          256,646           157,933
                                                                       ------------      ------------
                Net cash used in investing activities                   (10,750,639)      (17,059,599)
                                                                       ------------      ------------
   Cash flows from financing activities:
      Proceeds from notes payable and long-term debt                     17,085,315        34,814,900
      Principal payments on notes payable and long-term debt            (12,296,839)      (19,136,299)
      Increase in notes receivable                                       (1,172,639)             -
      Proceeds from notes receivable                                         67,384           302,968
      Increase in deferred financing costs                                 (165,777)       (1,854,421)
      Net change in accounts with affiliated companies                      (21,251)          (47,120)
      Net proceeds from exercise of options and issuance of
        common stock                                                        422,500           789,583
      Increase in contributed surplus                                           -             208,600
      Capital subscription of minority interest                              12,805            74,778
                                                                       ------------      ------------
               Net cash provided by financing activities                  3,931,498        15,152,989
                                                                       ------------      ------------
   Effect of exchange rate changes on cash
      and cash equivalents                                                     (627)           12,006
                                                                       ------------      ------------
   Net increase (decrease) in cash and cash equivalents                      93,749          (158,697)
   Cash and cash equivalents at beginning of year                           640,287           798,984
                                                                       ------------      ------------
   Cash and cash equivalents at end of year                            $    734,036      $    640,287
                                                                       ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 1996 AND 1995

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

-   GENERAL
    Saba Petroleum Company ("Saba" or the "Company") is a Colorado corporation formed in 1979 as a natural resources company. Saba is an international oil and gas producer with principal producing properties located in the continental United States, Canada and Colombia. Until 1994, all of the Company's principal assets were located in the United States. In 1994 and 1995, the Company acquired interests in producing properties in Canada and Colombia. For the years ended December 31, 1996 and 1995, approximately 50.4% and 33.3% of the Company's gross revenues from oil and gas production were derived from its international operations. Saba's principal United States oil and gas producing properties are located in California, Louisiana, Michigan, New Mexico, Oklahoma, Texas, and Wyoming. As of December 31, 1996, 55.1% of the Company's outstanding Common Stock is owned directly, or indirectly, by the Company's Chief Executive Officer.

-   USE OF ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

-   CONSOLIDATION
    The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

-   FAIR VALUE OF FINANCIAL INSTRUMENTS
    Cash and Cash Equivalents - The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

    Other Financial Instruments - The Company does not hold or issue financial instruments for trading purposes. The Company's financial instruments consist of notes receivable and long-term debt. The fair value of the Company's notes receivable and long-term debt, excluding the Debentures, is estimated based on current rates offered to the Company for similar issues of the same remaining maturates. The fair value of the Debentures is based on quoted market prices.

    The fair value of the Company's notes receivable and long-term debt, excluding the Debentures, at December 31, 1996 and 1995 approximates carrying value. The carrying value and fair value of the Debentures at December 31, 1996 and 1995 are as follows:

                                                     1996                              1995
                                           ----------------------            ---------------------------
                                           Carrying            Fair           Carrying          Fair
                                             Value            Value             Value           Value
                                           ----------       -----------      -----------     ------------
    9% convertible senior subordinated
       debentures - due 2005               $6,438,000       $36,374,700      $11,000,000      $10,945,000

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

-   OIL AND GAS PROPERTIES
    The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs, in separate cost centers for each country, incurred in connection with the acquisition of oil and gas properties and with the exploration for and development of oil and gas reserves. Such costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a significant change in reserves in which case the gain or loss is recognized.

    Depletion of the capitalized costs of oil and gas properties, including estimated future development, site restoration, dismantlement and abandonment costs, net of estimated salvage values, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted.

    In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties are not to exceed their related estimated future net revenues discounted at 10 percent, net of tax considerations, plus the lower of cost or estimated fair market value of unproved properties.

    Substantially all of the Company's exploration, development and production activities are conducted jointly with others and, accordingly, the financial statements reflect only the Company's proportionate interest in such activities.

-   PLANT AND EQUIPMENT
    Plant, consisting of an asphalt refining facility, is stated at the acquisition price of $500,000 plus the cost to refurbish the equipment. Depreciation is calculated using the straight-line method over its estimated useful life. Equipment is stated at cost. Depreciation of equipment is calculated using the straight-line method over the estimated useful lives of the equipment, ranging from three to fifteen years. Depreciation expense in 1996 and 1995 was $293,245 and $155,900, respectively. Normal repairs and maintenance are charged to expense as incurred. Upon disposition of plant and equipment, any resultant gain or loss is recognized in current operations.

    Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life.

    The implementation in 1995 of Statement of Financial Accounting ("SFAS") No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of", has had no impact on the financial statements.

-   DEFERRED FINANCING COSTS
    The costs related to the issuance of debt are capitalized and amortized using the effective interest method over the original terms of the related debt. At December 31, 1996, the Company had unamortized costs in the amount of $102,837 and $1,020,413 relating to its bank credit facilities and debentures, respectively. Amortization expense in 1996 and 1995 was $241,827 and $63,600, respectively.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


-   STOCK-BASED COMPENSATION
    In 1996, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement sets forth-alternative standards for recognition of the cost of stock-based compensation and requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As allowed in this statement, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans.

-   INCOME TAXES
    The Company accounts for income taxes pursuant to the asset and liability method of computing deferred income taxes. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

-   FOREIGN CURRENCY TRANSLATION
    Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange; income and expenses are translated at the weighted average rates of exchange during the year. The resultant cumulative translation adjustments are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net income.

-   EARNINGS PER COMMON SHARE
    Primary earnings per common share are based on the weighted average number of shares outstanding during each year plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. The calculation of fully diluted earnings per common share additionally assumes the conversion of the 9% convertible senior subordinated debentures due December 15, 2005, using the conversion price of $4.38 per common share.

-   SALE OF SUBSIDIARY STOCK
    The Company accounts for a change in its proportionate share of a subsidiary's equity resulting from the issuance by the subsidiary of its stock in current operations in the consolidated financial statements.

-   TWO-FOR-ONE FORWARD STOCK SPLIT
    On November 21, 1996, The Company's Board of Directors approved a two-for-one forward stock split effected as a stock dividend on all outstanding shares of Common Stock. The Company's outstanding stock option awards and Debentures were also adjusted accordingly. The record date established for such stock split was December 9, 1996 with a payment date of December 16, 1996. All share and per share amounts have been adjusted to give retroactive effect to this split for all periods presented.

-   RECLASSIFICATION
    Certain previously reported financial information has been reclassified to conform to the current year's presentation.

2.  ACQUISITIONS

   In September 1995, the Company acquired a 25% interest in the Teca and Nare oil fields ("Teca/Nare

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  ACQUISITIONS (CONTINUED)

   Fields") and a 50% interest in the Velasquez-Galan pipeline, all of which are located in Colombia, South America. The Company's gross acquisition cost for the acquired interests was $12.25 million, which was reduced by the Company's share of net revenue credits from the properties from the effective date of January 1, 1995 to the closing date ($3.95 million), leaving a net purchase price of $8.3 million. In addition, the Company assumed an oil imbalance obligation of approximately $1.25 million at the closing date. In December 1995, the Company acquired a 50% interest in the Cocorna oil field in Colombia at a net acquisition cost of $533,000.

   In connection with the acquisition of the Teca/Nare Fields, the Colombia government owned oil company (Ecopetrol) required that Omimex, the operator of the properties, obtain a letter of credit for the benefit of Ecopetrol in the amount of $3.5 million to secure payments due third party vendors at the Teca/Nare Fields. Such letter of credit was issued in November 1995. In connection with the issuance of the letter of credit, Omimex required that the Company pledge collateral consisting of a $1.75 million certificate of deposit. The letter of credit expired by its own terms in 1996 and the collateral was returned to the Company.

   The acquisition cost of the properties has been assigned to various accounts in the accompanying balance sheet (primarily oil and gas properties), and the results of operations of the properties are included in the accompanying financial statements from the respective dates of acquisition of each property.

   The following unaudited proforma financial information presents the results of operations of the Company as if the acquisitions had occurred as of January 1, 1995. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the properties been acquired at January 1, 1995.

                                                             Year Ended December 31,
(Dollars in thousands, except per share amounts)                      1995
                                                                      ----
                                                                   (Unaudited)
   Total revenues                                                   $  27,678

   Total operating expenses, including general and
     administrative and depletion, depreciation and
     amortization                                                    (20,036)

   Interest expense                                                   (1,985)

   Other expense                                                         (10)

   Income before income taxes                                           5,647

   Provision for taxes on income                                        2,767
                                                                    ---------
   Net income                                                       $   2,880
                                                                    =========
   Net earnings per common share                                    $    0.33
                                                                    =========

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  ACQUISITIONS (CONTINUED)

   In October 1995, all of the issued shares of Capco Resource Properties Ltd. ("CRPL"), the Company's 100% owned subsidiary, were exchanged for 13,437,322 voting common shares of Beaver Lake Resources Corporation ("BLRC"), a publicly traded corporation located in Alberta, Canada.

   The net assets of BLRC were deemed to be acquired at their net book value (which approximated fair market value) at the date of acquisition.

   Net assets acquired were as follows:

   Working capital deficiency                          $(105,981)
   Oil and gas properties                                316,420
                                                       ---------
                                                       $ 210,439
                                                       =========

   On the same date as the share exchange with the Company, BLRC acquired interests in certain oil and gas properties in exchange for 1,443,204 shares of its common stock. Property interests of $399,527 were acquired and production notes receivable in the amount of $157,311 were deemed to be paid.

   In addition, as part of a private placement of 1,200,000 shares in 1995, the Company purchased 1,000,000 common shares of BLRC at a cost of approximately $370,000. In 1996, BLRC issued a total of 35,000 shares of common stock to minority shareholders. As a result of these transactions, the Company owned 74.3% of the outstanding common stock of BLRC at December 31, 1996.

   The sales of shares of common stock by the subsidiary resulted in net gains in 1996 and 1995 of $8,305 and $124,773, respectively, which the Company has reported in current operations. Deferred income taxes have not been recorded in conjunction with these transactions as the Company plans to maintain a majority ownership position in the subsidiary.

3. NOTES RECEIVABLE

   Notes receivable are comprised of the following at December 31, 1996:

                                                                           1996               1995
                                                                           ----               ----
     Canadian prime plus 1% (5.75% at December 31, 1996) production notes receivable, with interest paid currently, collateralized by
     producing oil and gas properties                                     $120,385          $121,126

     Prime plus 0.75% (9% at December 31, 1996) promissory note from an officer of the Company with quarterly interest only
     installments, due April 30, 1998, collateralized by vested stock
     options                                                               300,000               -

     9% note receivable from a director of the Company, due June 30,
     1997, uncollateralized                                                 30,000               -

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3.  NOTES RECEIVABLE (CONTINUED)

 Prime plus 0.75% (9% at December 31, 1996) note receivable from joint venture partner with principal payments through October 2000 and interest payments at the end of twenty-four and forty-eight months, collateralized by producing oil and gas properties
                                                                        739,206               -

 9.25% note receivable from an employee of the Company, with principal and interest due in full on September 30, 1997,
 collateralized by vested stock options                                  45,000               -

 Other                                                                    4,917            17,526
                                                                     ----------          --------
                                                                      1,239,508           138,652
 Less current portion (included in other current assets)                404,918           129,486
                                                                     ----------          --------
                                                                     $  834,590          $  9,166
                                                                     ==========          ========

4.  OIL AND GAS PROPERTIES, LAND, PLANT AND EQUIPMENT

    Oil and gas properties, land, plant and equipment at December 31, 1996 and 1995 are as follows:

                                              United
                                              States            Canada           Colombia            Total
                                              -------           ------           --------            -----
 December 31, 1996
 -----------------
 Oil and gas properties
 ----------------------
 Unevaluated oil and gas properties     $   843,351       $         -       $         -       $   843,351
 Proved oil and gas properties           29,933,734         4,999,809         8,717,493        43,651,036
                                        -----------       -----------       -----------       -----------
       Total capitalized costs           30,777,085         4,999,809         8,717,493        44,494,387

 Less accumulated depletion
    And depreciation                     11,038,022           824,752         2,921,559        14,784,333
                                        -----------       -----------       -----------       -----------
       Capitalized costs, net           $19,739,063       $ 4,175,057       $ 5,795,934       $29,710,054
                                        ===========       ===========       ===========       ===========

 Other property and equipment
 ----------------------------
 Land                                   $ 1,583,344       $         -       $   305,234       $ 1,888,578
 Plant and equipment                      2,222,464            69,081         1,507,762         3,799,307
                                        -----------       -----------       -----------       -----------
                                          3,805,808            69,081         1,812,996         5,687,885

 Less accumulated depreciation              337,816            26,874           174,757           539,447
                                        -----------       -----------       -----------       -----------
                                        $ 3,467,992       $    42,207       $ 1,638,239       $ 5,148,438
                                        ===========       ===========       ===========       ===========

 December 31, 1995
 -----------------
 Oil and gas properties
 ----------------------
 Unevaluated oil and gas properties     $   305,974       $         -       $         -       $   305,974
 Proved oil and gas properties           20,195,774         3,857,561         8,243,262        32,296,597
                                        -----------       -----------       -----------       -----------
       Total capitalized costs           20,501,748         3,857,561         8,243,262        32,602,571

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 4.  OIL AND GAS PROPERTIES, LAND, PLANT AND EQUIPMENT (CONTINUED)


 Less accumulated depletion
     And depreciation                     8,538,599           518,304           780,675         9,837,578
                                        -----------       -----------       -----------       -----------
       Capitalized costs, net           $11,963,149       $ 3,339,257       $ 7,462,587       $22,764,993
                                        ===========       ===========       ===========       ===========

 Other property and equipment
 ----------------------------
 Land                                   $ 1,548,938       $    -            $   300,375      $  1,849,313
 Plant and equipment                      1,754,329            62,894         1,423,548         3,240,771
                                        -----------       -----------       -----------       -----------
                                          3,303,267            62,894         1,723,923         5,090,084
 Less accumulated depreciation              217,270            12,601            41,396           271,267
                                        -----------       -----------       -----------       -----------
                                        $ 3,085,997       $    50,293       $ 1,682,527       $ 4,818,817
                                        ===========       ===========       ===========       ===========


   Costs incurred in oil and gas property acquisition, exploration, and development activities are as follows:

                                            United
                                            States             Canada           Colombia            Total
                                         -----------           ------           --------            -----
 1996
 ----

 Exploration                               $ 1,832,579         $  150,262        $   -            $ 1,982,841
 Development                                 5,572,690            734,269            -              6,306,959
 Acquisition of proved properties            3,149,644            257,717           474,231         3,881,592
                                           -----------         ----------        ----------       -----------
       Total costs incurred                $10,554,913         $1,142,248        $  474,231       $12,171,392
                                           ===========         ==========        ==========       ===========



 1995
 ----

 Exploration                               $   328,322         $   31,718        $   -            $   360,040
 Development                                 1,453,593            134,883            -              1,588,476
 Acquisition of proved properties            3,349,594            802,804         8,243,262        12,395,660
                                           -----------         ----------        ----------       -----------
       Total costs incurred                $ 5,131,509         $  969,405        $8,243,262       $14,344,176
                                           ===========         ==========        ==========       ===========


   Oil and gas depletion expense in 1996 and 1995 was $4,979,361 and $2,605,419, or $2.22 and $1.80 per produced barrel of oil equivalent, respectively.

5.  STATEMENT OF CASH FLOWS

   Following is certain supplemental information regarding cash flows:

                                                1996                1995
                                                ----                ----
Interest paid                                 $2,309,475          $1,388,369
                                              ==========          ==========
Income taxes paid                             $1,150,029          $  -
                                              ==========          ==========

   Non-cash investing and financing transactions:

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  STATEMENT OF CASH FLOWS (CONTINUED)

    In February 1996, the company issued 14,000 shares of Common Stock to a director of the Company in settlement of an obligation in the amount of $42,000.

    Debentures in the principal amount of $6,212,000, less related costs of $796,157, were converted into 1,419,846 shares of Common Stock during the year ended December 31, 1996.

    The Company incurred a credit to Stockholders' Equity in the amount of $91,600 resulting from the issuance of stock options to a consultant during the year ended December 31, 1996.

    The Company incurred a credit to Stockholders' Equity in the amount of $133,000 attributable to the income tax effect of stock options exercised during the year ended December 31, 1996.

    Cumulative foreign currency translation gains (losses) of ($15,655) and $18,216 were recorded during the years ended December 31, 1996 and 1995, respectively.

    The Company realized gains in 1996 and 1995 of $8,305 and $124,773, respectively, as a result of the issuance of common stock by a subsidiary.

    In January 1995, the Company awarded 24,000 shares of Common Stock with a fair market value of $25,500 to an employee.

    The acquisition cost of oil and gas properties which were acquired in September 1995 included an oil imbalance obligation in the amount of $1,248,866 which was assumed by the Company.

    In October 1995, the Company's Canadian subsidiary issued common stock to acquire a corporation at a recorded net cost of $210,439.

    In October 1995, interests in oil and gas properties with a cost of $399,527 were acquired by the issuance of 1,443,204 shares of common stock of the Company's Canadian subsidiary and cancellation of notes receivable in the amount of $157,311.

6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities at December 31, 1996 and 1995 are as follows:

                                                            1996               1995
                                                            ----               ----
 Trade accounts payable                                   $3,545,599         $3,568,400
 Undistributed revenue payable                               341,614            398,519
 Insurance and tax assessments payable                       684,758            716,597
 Other accrued expenses                                      805,166            935,647
                                                          ----------         ----------
     Total                                                $5,377,137         $5,619,163
                                                          ==========         ==========

7.  INCOME TAXES

   The components of income (loss) before income taxes and after minority interest in earnings of consolidated subsidiary for the years ended December 31, 1996 and 1995 are as follows:

                                                        1996               1995
                                                      --------            -------
United States                                       $  383,453          $ (523,572)
Canada                                                 693,439             134,138
Colombia                                             5,645,807           1,385,602
                                                    ----------          ----------
      Total                                         $6,722,699          $  996,168
                                                    ==========          ==========

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  INCOME TAXES (CONTINUED)

    Components of income tax expense (benefit) for the years ended December 31, 1996 and 1995 are as follows:

                                                           1996                 1995
                                                          ------               ------
 Current:
              Federal                                    $  149,600            $(112,364)
              State                                         259,994               45,000
              Foreign                                     2,182,000              556,000
                                                         ----------            ---------
                                                          2,591,594              488,636
                                                         ----------            ---------
 Deferred:
              Federal                                       207,787              (44,350)
              State                                         158,602                5,350
                                                         ----------            ---------
                                                            366,389              (39,000)
                                                         ----------            ---------
                                                         $2,957,983            $ 449,636
                                                         ==========            =========

    The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 1996 and 1995 as follows:

                                                            1996                1995
                                                            ----                ----
 Expected tax provision (benefit)                            34.0%               34.0%
 State income taxes, net of
 Federal benefit                                              4.1                 3.3
 Effect of foreign earnings                                  (0.9)              (13.0)
 Change in valuation allowance                                4.4                15.6
 Other                                                        2.4                 5.2
                                                             ----                ----
                                                             44.0%               45.1%
                                                             ====                ====

    The tax effected temporary differences which give rise to the deferred tax provision consist of the following:

                                                         1996                1995
                                                     -----------          ----------
 Property and equipment                              $1,084,200           $ 337,900
 Effect of state taxes                                 (120,000)            (12,300)
 Net operating losses                                    (2,200)            209,500
 Foreign tax credits                                   (845,811)           (640,000)
 Alternative minimum tax credits                        (61,200)            (38,100)
 Change in valuation allowance                          295,000             155,000
 Other                                                   16,400             (51,000)
                                                     ----------           ---------
                                                     $  366,389           $ (39,000)
                                                     ==========           =========

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



7. INCOME TAXES (CONTINUED)

   The components of the tax effected deferred income tax asset (liability) as of December 31 are as follows:

                                                   1996                1995
                                                ----------          ----------
 Property and equipment                         $(2,060,800)      $ (976,600)
 State taxes                                        171,800           51,800
 Net operating losses                                39,400           37,200
 Foreign tax credits                              1,600,800          640,000
 Alternative minimum tax credits                    196,400          135,200
 Other                                               35,200           51,600
                                                -----------       ----------
                                                    (17,200)         (60,800)
 Valuation allowance                               (450,000)        (155,000)
                                                -----------       ----------
 Net deferred income tax liability              $  (467,200)      $ (215,800)
                                                ===========       ==========

   At December 31, 1996 and 1995, $123,000 and $105,400 of current deferred taxes are included in other current assets, respectively.

   At December 31, 1996, the Company had approximately $650,000 of California net operating loss carryovers that begin to expire in 1998.

   At December 31, 1996, the Company had approximately $1,600,000 of foreign tax credit carryovers, which expire in the year 2001. A $450,000 valuation allowance has been provided for a portion of the foreign tax credits which are not likely to be realized during the carryforward period. The Company also has alternative minimum tax credit carryforwards for federal and state purposes of approximately $156,700 and $39,700, respectively. The credits carry over indefinitely and can be used to offset future regular tax to the extent of current alternative minimum tax.

   In general, section 382 of the Internal Revenue Code includes provisions which limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a greater than 50% ownership change (as defined) takes place in any three year period. As of December 31, 1996, management is not aware of such a change for purposes of section 382.

8. LONG-TERM DEBT

   Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                              1996                1995
                                                                              ----                ----
 9% convertible senior subordinated debentures - due 2005                  $ 6,438,000         $11,000,000
 Revolving loan agreement with a bank                                       12,100,000           9,500,000
 Term loan agreement with a bank                                               450,000             -
 Demand loan agreement with a bank                                           1,605,136           1,026,392
 Promissory note                                                               450,000             900,000
 Promissory notes - Capco                                                    1,574,400           1,621,900
                                                                           -----------        ------------
                                                                            22,617,536          24,048,292

 Less current portion                                                        1,805,556             504,985
                                                                           -----------        ------------
                                                                           $20,811,980         $23,543,307
                                                                           ===========        ============

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  LONG-TERM DEBT (CONTINUED)

   On December 26, 1995, the Company issued $11,000,000 of 9% convertible senior subordinated debentures ("Debentures") due December 15, 2005. The Debentures are convertible into common stock of the Company, at the option of the holders of the Debentures, at any time prior to maturity at a conversion price of $4.38 per share, subject to adjustment in certain events. The Company has reserved 3,000,000 shares of its Common Stock for the conversion of the Debentures. The Debentures are not redeemable by the Company prior to December 15, 1997. Mandatory sinking fund payments of 15% of the original principal, adjusted for conversions prior to the date of payments, are required annually commencing December 15, 2000. The Debentures are uncollateralized and subordinated to all present and future senior debt, as defined, of the Company and are effectively subordinated to all liabilities of subsidiaries of the Company. The principal use of proceeds from the sale of the Debentures was to retire short-term indebtedness incurred by the Company in connection with its acquisitions of producing oil and gas properties in Colombia. A portion of the proceeds was used to reduce the balance outstanding under the Company's revolving credit agreement. On February 7, 1996, the Company issued an additional $1,650,000 of Debentures pursuant to the exercise of an over-allotment option by the underwriting group. Net proceeds to the Company were approximately $1.5 million and a portion was utilized to reduce the outstanding balance under the Company's revolving line of credit.

   Certain terms of the Debentures contain requirements and restrictions on the Company with regard to the following limitations on Restricted Payments (as defined in the Indenture), on transactions with affiliates, and on oil and gas property divestitures; Change of Control (as defined), which will require immediate redemption; maintenance of life insurance coverage of $5,000,000 on the life of the Company's Chief Executive Officer; and limitations on fundamental changes and certain trading activities, on Mergers and Consolidations (as defined) of the Company, and on ranking of future indebtedness. Debentures in the amount of $6,212,000 were converted into 1,419,846 shares of Common Stock during the year ended December 31, 1996.

   In September 1993, the Company consummated a Revolving Loan Agreement ("Agreement") with Bank One, Texas, N.A. The loan is subject to semi-annual redeterminations and will be converted to a three-year term loan on June 1, 1998. Funds advanced under the facility are collateralized by substantially all of the Company's U.S. oil and gas producing properties and the common stock of its principal U.S. subsidiaries. The Company is charged a commitment fee equal to 0.5% of the available, but not used, loan amount.

   Effective September 23, 1996, the Agreement was amended and restated. Included in the amendments was a reduction in the base lending rate to prime rate plus 0.75% (9.0% at December 31, 1996), and the option to select LIBOR rate pricing for portions of the outstanding indebtedness. In addition, the amended Agreement provides for a commitment ("term loan") of as much as $4.0 million with an interest rate of prime plus 4.0% (12.25% at December 31, 1996) which may be borrowed for the purpose of funding development of oil and gas properties in the United States. Effective November 1, 1996, the primary borrowing base for the revolving loan was increased from $9,200,000 to $14,000,000, subject to a monthly reduction of $250,000. In accordance with the terms of the Agreement, $1,356,000 of the loan balances are classified as currently payable at December 31, 1996. The Agreement requires, among other things, that the Company maintain at least a 1 to 1 working capital ratio, stockholders' equity of $6,250,000, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  LONG-TERM DEBT (CONTINUED)

   20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends and advancing funds in excess of specified limits to affiliates. The Company was in compliance with the terms of the Agreement at December 31, 1996.

   Prior to March 5, 1996, BLRC had a demand non-revolving bank loan with principal repayments of $53,500 on the first day of every month. The loan provided for interest at a variable rate equal to the Canadian prime rate plus 1.75% per annum. Effective March 5, 1996, the loan was converted to a demand revolving reducing loan in the face amount of $1.8 million. Interest was payable at a variable rate equal to the Canadian prime rate plus 1% per annum (5.75% at December 31, 1996). Effective February 13, 1997, BLRC renegotiated its bank loan, and now has available a demand revolving reducing loan in the face amount of $2.6 million. Reductions to the maximum principal amount available under the loan will be reviewed on or before July 1, 1997, with no repayments of the balance outstanding at December 31, 1996 anticipated in 1997. Interest will be payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum. The loan is collateralized by BLRC's Canadian oil and gas producing properties, and a first fixed and floating change debenture in the principal amount of $3.6 million over all assets of BLRC. Terms of the loan agreement require that, based on an annual engineering report, the discounted net present value of the collateralized properties exceed 175% of the outstanding loan balance and that estimated annual future net revenue exceed 150% of that period's debt service. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default.

   The promissory note is due to the seller of an oil refining facility, which was acquired by the Company in June 1994. Final payment of the note, which bears interest at the prime rate in effect on the note anniversary date, plus two percent (10.25% at December 31, 1996), is due on June 24, 1997. The
   note is collateralized by a deed of trust on the acquired assets.

   The promissory notes - Capco are due to the Company's parent company, Capco Resources Ltd. and to Capco Resources, Inc., formerly wholly- owned by Capco Resources Ltd. and now majority-owned by Capco Resources Ltd. Payment of the notes, which bear interest at the rate of 9% per annum, is due April 1, 2006. The loan proceeds were utilized by the Company principally in connection with the acquisition of producing oil and gas properties in Colombia. The notes are subordinated to the same extent the Debentures are subordinated.

   Maturities of long term debt are as follows:

              1997                                  $ 1,805,556
              1998                                    5,091,247
              1999                                    3,083,333
              2000                                    4,067,493
              2001                                    2,525,827
              Thereafter                              6,044,080
                                                    -----------
                                                    $22,617,536
                                                    ===========

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. RELATED PARTY TRANSACTIONS

   Related party transactions are described as follows:

   In 1996, the Company provided a short-term advance to an affiliate in the amount of $10,000.

   In 1996, the Company received remittances in the amount of $120,200 and made payments in the amount of $90,900 for reimbursement of prior period account balances.

   In 1996, the Company charged affiliates $19,400 and was charged $152,300 by affiliates for interest on promissory notes.

   In 1996, the Company loaned $30,000 to a director of the Company, on an unsecured basis, at an interest rate of 9% per annum.

   In 1996, the Company loaned $300,000 to the Chief Executive Officer of the Company at an interest rate of prime plus 0.75% due in quarterly installments. The loan is collateralized by the officer's vested, but unexercised, Common Stock options.

   In 1996, an affiliate of the Company participated, on a joint interest basis, in one of the Company's exploratory drilling prospects. At December 31, 1996, the affiliate had been assessed a total of $112,150 for costs associated with the drilling prospect. Of such amount, $64,650 was unpaid at December 31, 1996.

   In 1996 and 1995, the Company charged its affiliates $26,300 and $92,900, respectively, for reimbursement of certain general and administrative expenses.

   In 1995, the Company charged an affiliate $7,600 and was charged $30,000 by affiliates for interest on short-term advances.

   In 1995, the Company received remittances from affiliates totaling $107,300 in payment of prior and current period charges for general and administrative expenses and cash advances.

   In 1995, the Company received a short-term advance in the amount of $10,500 from an affiliate.

   In 1995, the Company loaned $101,700 to a company controlled by the Company's Chief Executive Officer at an interest rate of 9% per annum. The loan is collateralized by the officer's vested, but unexercised, Common Stock options.

   In 1995, the Company borrowed $350,000 from a company controlled by a director of the Company. The entire amount, plus interest at the rate of 10% per annum, was repaid in December 1995.

   In 1995, affiliated companies loaned a total of $2,221,900 to the Company, at an interest rate of 9% per annum, in connection with the acquisition of producing oil and gas properties in Colombia. Of this amount, $600,000 was converted to equity by the issuance of 150,000 shares of Common Stock of the Company. The balance of the borrowings is due April 1, 2006 and is subordinated to the same extent as the Debentures are subordinated. The Company incurred interest expense in the amount of $67,600 in 1995 as a result of this indebtedness.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. COMMON STOCK AND STOCK OPTIONS

   In April 1996 and June 1996, the Company's Board of Directors and shareholders, respectively, approved the Company's 1996 Incentive Equity Plan ("Plan"). The purpose of the Plan is to enable the Company to provide officers, other key employees and consultants with appropriate incentives and rewards for superior performance. Subject to certain adjustments, the maximum aggregate number of shares of the Company's Common Stock that may be issued pursuant to the Plan, and the maximum number of shares of Common Stock granted to any individual in any calendar year, shall not in the aggregate exceed 500,000 and 100,000, respectively. At December 31, 1996, no awards had been made under the Plan.

   In July 1995, the Company cancelled its Incentive and Nonqualified Stock Option Plans. No options were granted under either plan prior to cancellation.

   During the year 1996, the Company's issued options to acquire 100,000 shares of the Company's Common Stock to a consultant. The options had an exercise price of $4.00 and were exercisable over a period of 180 days, beginning May 21, 1996. The options were fully exercised during the year 1996. The Company also issued options to acquire 20,000 shares of the Company's Common Stock to an employee under the terms of an employment agreement.

   During the year 1995, the Company issued options to acquire 200,000 shares of the Company's Common Stock to a consultant. The options had an exercise price of $1.63 and were exercisable for a period of one year, beginning January 2, 1995. Options to acquire 116,666 shares of Common Stock were exercised during the year ended December 31, 1995. In July 1995, the consulting arrangement was terminated and the balance of the options was cancelled. The Company also issued options to acquire 200,000 shares of the Company's Common Stock to an employee under the terms of an employment agreement.

   In January 1995, the Company awarded 24,000 shares of Common Stock to an employee pursuant to the terms of an employment agreement. The cost of the stock award, based on the stock's fair market value at the award date, was charged to stockholders' equity and was amortized against earnings over the contract term.

   As of December 31, 1996, the Company had outstanding options for 742,000 shares of Common Stock to certain employees of the Company. These options, which are not covered by the Incentive Equity Plan, become exercisable ratably over a period of five years from the date of issue. The exercise price of the options, which ranges from $1.25 to $4.38, is the fair market value of the Common Stock at the date of grant. There is no contractual expiration date for exercise of these options.

   The Company accounts for stock based compensation to employees under the rules of Accounting Principles Board Opinion No 25. The compensation cost for options granted in 1996 and 1995 was $139,962 and $115,880, respectively.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. COMMON STOCK AND STOCK OPTIONS (CONTINUED)

   Information regarding the shares under option and weighted average exercise price for the years ended December 31, 1996 and 1995 is as follows:

                                                       1996                            1995
                                            ----------------------------      ---------------------------
                                                               Wt. Avg.                          Wt. Avg.
                                              Shares            Ex. Pr.          Shares          Ex. Pr.
                                             --------          ---------      ----------         --------
 Beginning of year                            740,000            $1.40          890,000           $1.42
 Granted                                      120,000            $4.06          400,000           $1.56
 Exercised                                   (118,000)           $3.58         (116,666)          $1.63
 Cancelled                                       -                             (433,334)          $1.52
                                             --------                          --------
 End Of Year                                  742,000            $1.49          740,000           $1.40
                                             ========                          ========
 Options exercisable
   at end of year                             306,000            $1.37          176,000           $1.34
                                             ========            =====         ========           =====
 Weighted average fair value of options
                granted during the year        $1.17                             $0.29
                                               =====                             =====


   The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) risk-free interest rates ranging from 4.9% to 7.9%, (b) expected volatility of 58.4%, (c) average time to exercise ranging from six month to five years, and (d) expected dividend yield of 0.0%. If the compensation cost for the Company's 1996 and 1995 grants to employees had been determined consistent with SFAS No. 123, the Company's net income and net earnings per common share (primary) for 1996 and 1995 would approximate the proforma amounts set forth below:

                                                         1996                                1995
                                            -----------------------------        ---------------------------
                                            As Reported          Proforma        As Reported        Proforma
                                            -----------          --------        -----------        --------
 Net income                                 $3,764,716          $3,733,426         $546,532         $457,189
                                            ==========          ==========         ========         ========

 Net earnings per common share
   (primary)                                   $0.40              $0.40             $0.06             $0.05
                                               =====              =====             =====             =====

11. RETIREMENT PLAN

   The Company sponsors a defined contribution retirement savings plan ("401(k) Plan") to assist all eligible U.S. employees in providing for retirement or other future financial needs. The Company currently provides matching contributions equal to 50% of each employee's contribution, subject to a maximum of 4% of employee earnings. The Company's contributions to the 401(k) Plan were $44,014 in 1996 and $25,745 in 1995.

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. COMMITMENTS AND CONTINGENCIES

   The Company is a defendant in various legal proceedings, which arise in the normal course of business. Based on discussions with legal counsel, management does not believe that the ultimate resolution of such actions will have a significant effect on the Company's financial statements or operations.

  LEASES

   The Company leases office space, vehicles and office equipment under non-cancelable operating leases expiring in the years 1997 through 2001. Future minimum lease payments under all leases are as follows:

          Year Ending December 31,
          ------------------------
                1997                                  $218,767
                1998                                   176,285
                1999                                   120,151
                2000                                   100,413
                2001                                    96,292
                                                      --------
                                                      $711,908
                                                      ========

   Rent expense amounted to $246,013 and $129,470 for the years ended December 31, 1996 and 1995, respectively.

  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

   The Company invests its cash primarily in deposits with major banks. Certain deposits may, at times, be in excess of federally insured limits ($2,461,583 and $2,740,655 at December 31, 1996 and December 31, 1995,
   respectively, according to bank records). The Company has not incurred losses related to such cash balances.

   The Company's accounts receivable result from its activities in the oil and gas industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of joint interest partners comprising the Company's customer base. Ongoing credit evaluations of the financial condition of joint interest partners are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

   Included in accounts receivable at December 31, 1996 and 1995 are the following amounts due from unaffiliated parties (each accounting for 10% or more of accounts receivable):

                                                     1996                        1995
                                                     ----                        ----
 Customer A                                      $2,566,700                  $1,986,000
                                                 ==========                  ==========

 Customer B                                      $1,267,100                  $  817,900
                                                 ==========                  ==========

 Customer C                                      $  899,600                  $    -
                                                 ==========                  ==========

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   Sales to major unaffiliated customers (customers accounting for 10 percent or more of gross revenue), all representing purchasers of oil and gas and related transportation tariffs and the applicable geographic area for each customer, for each of the years ended December 31, 1996 and 1995 are as follows:

                Geographic Area                     1996                         1995
                ---------------                     ----                         ----
 Customer A       Colombia                      $13,594,000                  $4,505,000
                                                ===========                  ==========

 Customer B       United States                 $ 4,117,000                  $2,926,000
                                                ===========                  ==========

 Customer C       United States                 $    -                       $2,150,000
                                                ===========                  ==========

   All sales to the geographic area of Colombia are to the government owned oil company.

   CONTINGENCIES

   The Company is subject to extensive Federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.

   ENVIRONMENTAL CONTINGENCIES

   The Colombian Ministry of the Environment ("Ministry") issued a resolution dated June 7, 1995 that set forth a number of measures aimed at correcting certain deficiencies that the Ministry has allegedly found in environmental aspects of the Teca and Nare fields. Among such measures, the Ministry ordered the temporary closing of one of five production modules and of any wells processed in that module until Texas Petroleum Company, the former owner and operator of the properties, provided a document detailing the timetable to implement some of the measures described above. The temporary closing of the module did not have a substantial effect on total production because substantially all of the crude oil which would otherwise have been processed in the closed module was directed to other production modules.
   The resolution also ordered the opening of an environmental investigation of Texas Petroleum Company's operation of the Teca and Nare fields. The document containing the requested timetable was presented to the Ministry on July 6, 1995. On June 18, 1996, the Ministry issued a resolution which allowed the curent operator of the Teca and Nare fields to reopen the module, while requiring its efforts to finalize correction of the cited deficiencies.

   In 1993, the Company acquired a producing mineral interest from a major oil company ("Seller"). At the time of acquisition, the Company's investigation revealed that the Seller had suffered a discharge of diluent (a light oil based fluid which is often mixed with heavier grade crudes). The purchase agreement required the Seller to remediate the area of the diluent spill. After the Company assumed operation of the property, the Company became aware of the fact that diluent was seeping into a drainage area, which traverses the property. The Company took action to eliminate the fluvial contamination and requested that the Seller bears the cost of remediation. The Seller has taken the

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   position that its obligation is limited to the specified contaminated area and that the source of the contamination is not within the area that the Seller has agreed to remediate. The Company has commenced an investigation into the source of the contamination to ascertain whether it is physically part of the area which the Seller agreed to remediate or is a separate spill area. Investigation and discussions with the Seller are ongoing. Should the Company be required to remediate the area itself, the cost to the Company could be significant. The Company has spent approximately $150,000 to date in remediation activities, and present estimates are that the cost of completes remediation could approach $1 million. Since the investigation is not complete, an accurate estimate of cost cannot be made.

13.  BUSINESS SEGMENTS

   The Company considers that its operations are principally in one industry segment that of acquisition, exploration, development and production of oil and gas reserves. A summary of the Company's operations by geographic area for the years ended December 31, 1996 and 1995 is as follows:

   (Dollars in thousands)                                                              Corporate
                                              United                                      and
                                              States        Canada       Colombia        Other          Total
                                              ------        ------       --------        -----          -----
 Year ended December 31, 1996
 ----------------------------
    Total revenues                           $15,907        $3,105        $13,594     $    596        $33,202
    Production costs                           8,160         1,172          5,272            -         14,604
    Other operating expenses                     759           536            213            -          1,508
    Depreciation, depletion and
       amortization                            2,565           353          2,275          334          5,527
    Income tax expense (benefit)               1,561                        2,917       (1,520)         2,958
                                             -------        ------        -------
    Results of operations from oil
       and gas producing activities          $ 2,862        $1,044        $ 2,917
                                             =======        ======        =======
    Interest and other expenses (net)                                                    4,840          4,840
                                                                                      --------        -------
    Net income (loss)                                                                 $ (3,058)       $ 3,765
                                                                                      ========        =======
    Identifiable assets at
       December 31, 1996                     $28,730        $5,346        $12,473     $  2,568        $49,117
                                             =======        ======        =======     ========        =======

 Year ended December 31, 1995
 ----------------------------
    Total revenues                           $11,538        $1,577        $ 4,505     $     74        $17,694
    Production costs                           7,431           901          2,229            -         10,561
    Other operating expenses                     398           243             51            -            692
    Depreciation, depletion and
       amortization                            1,735           156            823          113          2,827



                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



13.  BUSINESS SEGMENTS (CONTINUED)

    Income tax expense (benefit)                 849           147            645       (1,191)            450
                                             -------        ------        -------      -------        --------
    Results of operations from oil
       and gas producing activities          $ 1,125        $  130        $   757
                                             =======        ======        =======
    Interest and other expenses (net)                                                    2,617           2,617
                                                                                       -------         -------
    Net income (loss)                                                                  $(1,465)        $   547
                                                                                       =======         =======
    Identifiable assets at
       December 31, 1995                     $19,525        $3,963        $13,514      $ 2,749         $39,751
                                             =======        ======        =======      =======         =======

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
        SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)


   ESTIMATED PROVED RESERVES

   Estimates of the Company's proved developed and undeveloped oil and gas reserves for its working and royalty interest wells were prepared by independent engineers. The estimates are based upon engineering principles generally accepted in the petroleum industry and take into account the effect of past performance and existing economic conditions. Reserve estimates vary from year to year because they are based upon judgmental factors involved in interpreting and analyzing production performance, geological and engineering data and changes in prices, operating costs and other economic, regulatory, and operating conditions. Changes in such factors can have a significant impact on the estimated future recoverable reserves and estimated future net revenue by changing the economic lives of the properties. Proved undeveloped oil and gas reserves include only those reserves which are expected to be recovered on undrilled acreage from new wells which are reasonably certain of production when drilled, or from presently existing wells which could require relatively major expenditures to effect recompletion.

    Presented below is a summary of proved reserves of the Company's oil and gas properties:

                                                United
 Year ended December 31, 1996                   States          Canada (1)         Colombia            Total
 ----------------------------                   ------          ----------         --------            -----
 Oil (Barrels)
 Proved reserves:
     Beginning of year                         6,562,595             926,200        5,042,502         12,531,297
     Acquisition, exploration and
      development of minerals in place         4,501,828             103,837            -              4,605,665
     Revisions of previous estimates           5,950,525              24,771        5,595,772         11,571,068
     Production                                 (803,070)           (134,008)      (1,031,207)        (1,968,285)
     Sales of minerals in place                  (60,820)                -              -                (60,820)
                                              ----------          ----------      -----------        ----------
     End of year                              16,151,058             920,800        9,607,067         26,678,925
                                              ==========          ==========      ===========         ==========

 Proved developed reserves, end of year        7,993,854             710,000        4,692,140         13,395,994
                                              ==========          ==========      ===========         ==========

 Gas (Thousands of cubic feet)
 Proved reserves:
     Beginning of year                         9,103,049          10,376,000            -             19,479,049
     Acquisition, exploration and
        development of minerals in place       4,186,184             924,033            -              5,110,217
     Revisions of previous estimates           1,046,326              48,213            -              1,094,539

     Production                               (1,089,576)           (561,042)           -             (1,650,618)
     Sales of minerals in place                 (132,018)           (236,204)           -               (368,222)
                                              ----------          ----------      -----------         ----------
     End of year                              13,113,965          10,551,000            -             23,664,965
                                              ==========          ==========      ===========         ==========

 Proved developed reserves, end of year       11,520,707           2,654,000            -             14,174,707
                                              ==========          ==========      ===========         ==========

(1) See reference (1) on page F-26

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
  SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)
                                  (UNAUDITED)


ESTIMATED PROVED RESERVES (CONTINUED)

                                               United
Year ended December 31, 1995                   States          Canada(1)        Colombia             Total
----------------------------                   ------          ---------        --------             -----
Oil (Barrels)
Proved reserves:
      Beginning of year                        6,671,341          464,390            -                7,135,731
      Acquisition, exploration and
        Development of minerals in place       1,295,876          289,113        5,473,310            7,058,299
      Revisions of previous estimates           (691,553)         264,497            -                 (427,056)
      Production                                (710,271)         (85,800)        (430,808)          (1,226,879)
      Sales of minerals in place                  (2,798)          (6,000)           -                   (8,798)
                                               ---------      ----------         ---------           ----------
      End of year                              6,562,595          926,200        5,042,502           12,531,297
                                               =========       ==========        ==========          ==========

Proved developed reserves, end of year         5,385,856          750,500        4,731,369           10,867,725
                                               =========       ==========        ==========          ==========

Gas (Thousands of cubic feet)
Proved reserves:
      Beginning of year                        7,225,973        2,565,800            -                9,791,773
      Acquisition, exploration and
        Development of minerals in place       1,333,669          464,028            -                1,797,697
      Revisions of previous estimates          1,519,718        7,832,888            -                9,352,606
      Production                                (938,577)        (398,616)           -               (1,337,193)
      Sales of minerals in place                 (37,734)         (88,100)           -                 (125,834)
                                               ---------       ----------        ---------           ----------
      End of year                              9,103,049       10,376,000            -               19,479,049
                                               =========       ==========        ==========          ==========

Proved developed reserves, end of year         8,190,986        2,051,000            -               10,241,986
                                               =========       ==========        ==========          ==========

  (1) The proved reserve information at December 31, 1996 and 1995 includes the following proved reserve amounts attributable to the approximately 26% minority interest resulting from the CRPL business combination with BLRC in October 1995. See Note 2 of Notes to Consolidated Financial Statements.

                                                              1996                     1995
                                                              ----                     ----
Oil (Bbls)                                                    236,911                  237,237
Gas (Mcf)                                                   2,714,646                2,657,709
Barrels of oil equivalent (BOE)                               689,352                  680,188
Standardized measure of discounted future net
 cash flows                                                $2,840,628               $1,893,643

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
  SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)
                                  (UNAUDITED)



STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

   The following information has been prepared in accordance with Statement of Financial Accounting Standards No. 69, which requires the standardized measure of discounted future net cash flows to be based on sales prices, costs and statutory income tax rates in effect at the time the projections are made and a 10 percent per year discount rate. The projections should not be viewed as estimates of future cash flows nor should the "standardized measure" be interpreted as representing current value to the Company.

                                                                             1996
                                                   ------------------------------------------------------------
   (Dollars in thousands)
                                                  United
                                                  States         Canada (1)          Colombia          Total
                                                  ------         ----------          --------          -----
   Future cash inflows                         $ 324,206          $ 39,985         $157,552          $ 521,743
   Future production costs                      (143,964)          (13,247)         (63,458)          (220,669)
   Future development costs                      (24,432)             (587)         (22,153)           (47,172)
   Future income tax expenses                    (36,539)           (9,529)         (22,172)           (68,240)
                                               ---------          --------         --------          ---------
   Future net cash flows                         119,271            16,622           49,769            185,662

   10 percent annual discount for
       estimated timing of cash flows            (45,942)           (5,581)         (17,650)           (69,173)
                                               ---------          --------         --------          ---------
   Standardized measure of discounted
       future net cash flows                   $  73,329          $ 11,041         $ 32,119          $ 116,489
                                               =========          ========         ========          =========

                                                                               1995
                                               --------------------------------------------------------------
  (Dollars in thousands)
                                                  United
                                                  States        Canada(1)          Colombia            Total
                                                  ------        ---------          --------           -------
   Future cash inflows                         $ 100,559        $ 25,411          $ 52,335          $ 178,305
   Future production costs                       (56,871)         (8,979)          (30,193)           (96,043)
   Future development costs                       (3,997)         (3,064)           (1,675)            (8,736)
   Future income tax expenses                    (10,872)         (3,204)           (5,623)           (19,699)
                                                --------        --------          --------           --------
   Future net cash flows                          28,819          10,164            14,844             53,827

   10 percent annual discount for
       estimated timing of cash flows             (9,585)         (2,771)           (2,406)           (14,762)
                                                --------        --------          --------           --------
   Standardized measure of discounted
       future net cash flows                    $ 19,234        $  7,393          $ 12,438           $ 39,065
                                                ========        ========          ========           ========

(1) See reference (1) on page F-26

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
  SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)
                                  (UNAUDITED)



STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES (CONTINUED)

   The following are the principal sources of changes in the standardized measure of discounted future net cash flows during 1996 and 1995.

                                                                             1996
                                                -----------------------------------------------------------
  (Dollars in thousands)
                                                 United
                                                 States         Canada (1)       Colombia            Total
                                                 ------         ----------       --------            -----
                                                                                      \
Balance at beginning of year                    $ 19,234         $ 7,393         $ 12,438          $  39,065

Acquisitions, discoveries and extensions          43,988           1,604                -             45,592
Sales and transfers of oil and gas
    produced, net of production costs             (7,590)         (1,845)          (7,605)           (17,040)
Changes in estimated future
   development costs                             (15,038)          2,430          (16,233)
                                                                                                     (28,841)
Net changes in prices, net of
   production costs                               14,951           5,680           20,390             41,021
Sales of reserves in place                          (667)            (77)               -               (744)
Development costs incurred
   during the period                                 330             120                -                450
Changes in production rates and other                 16            (490)          (2,236)            (2,710)
Revisions of previous quantity estimates          32,023             436           32,781             65,240
Accretion of discount                              2,467             748            1,601              4,816
Net change in income taxes                       (16,385)         (4,958)          (9,017)           (30,360)
                                                --------         -------          -------          ---------
Balance at end of year                          $ 73,329         $11,041         $ 32,119          $ 116,489
                                                ========         =======         ========          =========


 (1) See reference (1) on page F-26

                    SABA PETROLEUM COMPANY AND SUBSIDIARIES
  SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)
                                  (UNAUDITED)


  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES (CONTINUED)

                                                                           1995

                                                    -----------------------------------------------------------
  (Dollars in thousands)
                                                      United
                                                      States      Canada(1)        Colombia               Total
                                                      ------      ---------        --------               -----
Balance at beginning of year                         $18,779       $  2,348         $     -            $21,127
Acquisitions, discoveries and extensions               6,561          2,123          17,848             26,532
Sales and transfers of oil and gas
    produced, net of production costs                 (3,873)          (670)         (1,837)            (6,380)
Changes in estimated future
   development costs                                   2,329         (2,716)              -               (387)
Net changes in prices, net of
   production costs                                   (1,682)         1,614               -                (68)
Sales of reserves in place                               (11)          (115)              -               (126)
Development costs incurred
   during the period                                     126              -               -                126
Changes in production rates and other                 (3,358)        (2,757)              -             (6,115)
Revisions of previous quantity estimates              (1,452)         7,313               -              5,861
Accretion of discount                                  2,367            332              -               2,699
Net change in income taxes                              (552)           (79)         (3,573)            (4,204)
                                                     -------        -------         -------            -------
Balance at end of year                               $19,234        $ 7,393         $12,438            $39,065
                                                     =======        =======         =======            =======

   (1) See reference (1) on page F-26