Form 10QSB
period 1997-03-31
SABA PETROLEUM CO
filed 1997-05-19
CIK 312340

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

--------------------------------------------------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 MARCH 31, 1997

                         Commission File Number 1-12322
--------------------------------------------------------------------------------

                             SABA PETROLEUM COMPANY

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Colorado                               47-0617589
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

                          3201 Airpark Drive, Suite 201
                              Santa Maria, CA 93455
                    ----------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (805) 347-8700


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]     NO [ ]

At May 9, 1997, 10,640,177 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format.   [ ] YES    [X] NO

                             SABA PETROLEUM COMPANY


                                    CONTENTS

                                                                            Page(s)
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

               Condensed Consolidated Balance Sheet as of March 31, 1997      3

               Condensed Consolidated Statements of Income for the
               three months ended March 31, 1997 and 1996                     4

               Condensed Consolidated Statements of Cash Flows for the
                   three months ended March 31, 1997 and 1996                 5

               Notes to Condensed Consolidated Financial Statements          6-9

Item 2. Management's Discussion and Analysis                                 10-16


PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     17


SIGNATURES                                                                   18

                         PART I - FINANCIAL INFORMATION
                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (UNAUDITED)


                            ASSETS
Current assets:
   Cash and cash equivalents                                                           $    733,444
   Accounts receivable, net of allowance for doubtful
          accounts of $68,000                                                             6,893,416
   Other current assets                                                                   3,073,829
                                                                                       ------------
          Total current assets                                                           10,700,689
                                                                                       ------------
Property and equipment (Note 3):
   Oil and gas properties (full cost method)                                             49,526,856
   Land, plant and equipment                                                              6,457,981
                                                                                       ------------
                                                                                         55,984,837
   Less accumulated depletion and depreciation                                          (16,841,646)
                                                                                       ------------
          Total property and equipment                                                   39,143,191
                                                                                       ------------

Other assets                                                                              2,412,301

                                                                                       ------------
                                                                                       $ 52,256,181
                                                                                       ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                            $  7,246,155
   Income taxes payable                                                                   2,459,414
   Current portion of long-term debt                                                      2,505,000
                                                                                       ------------
          Total current liabilities                                                      12,210,569

Long-term debt, net of current portion (Note 3)                                          17,163,865
Other liabilities and deferred taxes                                                        969,085
Minority interest in consolidated subsidiary                                                812,216
                                                                                       ------------
           Total liabilities                                                             31,155,735
                                                                                       ------------

Commitments and contingencies (Note 5)
Stockholders' equity:
   Preferred stock - no par value, authorized
             50,000,000 shares; none issued                                                       -
   Common stock - no par value, authorized
             150,000,000 shares; issued and outstanding
             10,625,321 shares                                                           14,867,961
   Retained earnings                                                                      6,244,427
   Cumulative translation adjustment                                                        (11,942)
                                                                                       ------------
          Total stockholders' equity                                                     21,100,446
                                                                                       ------------

                                                                                       $ 52,256,181
                                                                                       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)




                                                                          1997              1996
                                                                      ------------      ------------
Revenues:
   Oil and gas sales                                                  $  9,668,592      $  6,962,886
   Other                                                                  (105,118)          424,404
                                                                      ------------      ------------
            Total revenues                                               9,563,474         7,387,290
                                                                      ------------      ------------

Expenses:
   Production costs                                                      4,245,210         3,401,990
   General and administrative                                              926,422           703,757
   Depletion, depreciation and amortization                              1,586,960         1,140,500
                                                                      ------------      ------------
            Total  expenses                                              6,758,592         5,246,247
                                                                      ------------      ------------

Operating income                                                         2,804,882         2,141,043
                                                                      ------------      ------------

Other income (expense):
   Other                                                                   203,439           (60,846)
   Interest expense                                                       (390,800)         (609,087)
                                                                      ------------      ------------
                 Total other income (expense)                             (187,361)         (669,933)
                                                                      ------------      ------------

            Income before income taxes                                   2,617,521         1,471,110

Provision for taxes on income                                           (1,087,509)         (694,000)
Minority interest in earnings of consolidated subsidiary                   (88,430)          (21,622)
                                                                      ------------      ------------

            Net income                                                $  1,441,582      $    755,488
                                                                      ============      ============

Net earnings per common share:
            Primary                                                   $       0.13      $       0.08
                                                                      ============      ============
            Fully-diluted                                             $       0.12      $       0.08
                                                                      ============      ============

Weighted average common and common equivalent shares outstanding:
            Primary                                                     11,067,999         9,031,868
                                                                      ============      ============

            Fully-diluted                                               12,239,490        11,769,954
                                                                      ============      ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                         1997            1996
                                                                     -----------      -----------
Cash flows from operating activities:
   Net income                                                        $ 1,441,582      $   755,488
   Adjustments to reconcile net income to net cash
     provided by operations:
        Depletion, depreciation and amortization                       1,586,960        1,140,500
        Amortization of unearned compensation                                  -            4,250
        Minority interest in earnings of consolidated subsidiary          88,430           21,622
        Gain on issuance of shares of subsidiary                          (5,533)               -
        Changes in:
             Accounts receivable                                         458,035         (741,559)
             Other assets                                                342,980          223,101
             Accounts payable and accrued liabilities                  2,638,402       (1,381,949)
                                                                     -----------      -----------
             Net cash provided by operating activities                 6,550,856           21,453
                                                                     -----------      -----------

Cash flows from investing activities:
   Expenditures for property and equipment                            (5,826,396)        (921,883)
                                                                     -----------      -----------
             Net cash used in investing activities                    (5,826,396)        (921,883)
                                                                     -----------      -----------

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                      4,551,129        4,870,000
   Principal payments on notes payable and long-term debt             (5,490,159)      (4,055,699)
   (Increase) decrease in notes receivable                                89,223           (9,724)
   Increase in deferred loan costs                                             -         (250,340)
   Net change in accounts with affiliated companies                       (2,709)         (10,821)
   Net proceeds from issuance of common stock                            130,000                -
                                                                     -----------      -----------
            Net cash provided by (used in) financing activities         (722,516)         543,416
                                                                     -----------      -----------

Effect of exchange rate changes on cash and cash equivalents              (2,536)             352
                                                                     -----------      -----------
Net decrease  in cash                                                       (592)        (356,662)
Cash at beginning of period                                              734,036          640,287
                                                                     -----------      -----------

Cash at end of period                                                $   733,444      $   283,625
                                                                     ===========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

    The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1996 and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of March 31, 1997, and the consolidated results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement of Financial Accounting Standard No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Management has not yet determined the impact that adoption of Statement of Financial Accounting Standard No. 128 is expected to have on the financial statements of the Company.

2.  STATEMENTS OF CASH FLOWS

    Following is certain supplemental information regarding cash flows for the three month periods ended March 31, 1997 and 1996:

                                          1997         1996
                                        --------     --------
                  Interest paid         $313,676     $349,264
                                        ========     ========

                  Income taxes paid     $234,459     $255,237
                                        ========     ========

    Non-cash investing and financing transactions:

    Debentures in the principal amount of $1,992,000 were converted into 455,295 shares of Common Stock during the three months ended March 31, 1997.

    Cumulative foreign currency translation gains (losses) in the amount of ($25,760) and $8,156 were recorded during the three month periods ended March 31, 1997 and 1996, respectively.

    In February 1996, the Company issued 14,000 shares of Common Stock to a director of the Company in settlement of an obligation in the amount of $42,000.

3.  LONG-TERM DEBT

    Long-term debt consists of the following at March 31, 1997:

    9% convertible senior subordinated debentures - due 2005     $ 4,446,000
    Revolving loan agreement with a bank                          11,860,000
    Demand loan agreement with a bank                              1,896,265
    Promissory note                                                  450,000
    Promissory notes - CAPCO                                       1,016,600
                                                                 -----------
                                                                  19,668,865
    Less current portion                                           2,505,000
                                                                 -----------
                                                                 $17,163,865
                                                                 ===========

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

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

    Debentures in the amount of $6,212,000 were converted into 1,419,846 shares of Common Stock during the year ended December 31, 1996. An additional $1,992,000 of Debentures were converted into 455,295 shares of Common Stock during the three-month period ended March 31, 1997.

    The revolving loan ("Agreement") is subject to semi-annual redeterminations and will be converted to a three-year term loan on July 1, 1999. Funds advanced under the facility are collateralized by substantially all of the Company's U.S. oil and gas producing properties and the common stock of its principal U.S. subsidiaries. The Agreement also provides for a commitment ("term loan") of as much as $3.4 million with an interest rate of prime plus 4.0% (12.5% at March 31, 1997) which may be borrowed for the purpose of funding development of oil and gas properties in the United States. At March 31, 1997, the borrowing bases for the revolving loan and term loan were $13.0 million and $1.4 million, respectively. No amount of debt was outstanding under the term loan at March 31, 1997. The weighted average interest rate for borrowings outstanding under the revolving loan at March 31, 1997 was 8.5%. Effective May 1, 1997, the borrowing base for the revolving loan was increased to $18.6 million, subject to a monthly reduction of $435,000, beginning June 1, 1997. In addition, interest rate options were reduced to the bank's prime rate plus 0.25%, or LIBOR plus 2.25%. In accordance with the terms of the Agreement, and after giving effect to the Company's anticipated capital requirements, $2,055,000 of the loan balance is classified as currently payable at March 31, 1997. The Agreement requires, among other things, that the Company maintain at least a 1 to 1 working capital ratio, stockholders' equity of $6,250,000, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends and advancing funds in excess of specified limits to affiliates. The Company was in compliance with the terms of the Agreement at March 31, 1997.

    The Company's Canadian subsidiary has available a demand revolving reducing loan in the face amount of $2.8 million. Reductions to the maximum principal amount available under the loan will be reviewed on or before July 1, 1997, with no repayments of the balance outstanding at March 31, 1997 anticipated in the next twelve months. Interest is payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (5.5% at March 31, 1997). The loan is collateralized by the subsidiary's oil and gas producing properties, and a first fixed and floating change debenture in the principal amount of $3.6 million over all assets of the company. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default.

4.  COMMON STOCK AND STOCK OPTIONS

    As of March 31, 1997, the Company had outstanding options to certain employees of the Company for the purchase of 653,000 shares of Common Stock. These options become exercisable over a period of five years from the date of issue. The exercise price of the options is the fair market value of the Common Stock at the date of grant. Options to acquire 89,000 shares of Common Stock were exercised during the three month period ended March 31, 1997. Options to acquire 269,000 shares of Common Stock were exercisable at March 31, 1997.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  CONTINGENCIES

    The Company is subject to extensive Federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.

    ENVIRONMENTAL CONTINGENCIES

    Pursuant to the purchase and sale agreement of an asphalt refinery in Santa Maria, California, the sellers agreed to perform certain remediation and other environmental activities on portions of the refinery property through June 1999. Because the purchase and sale agreement contemplates that the Company might also incur remediation obligations with respect to the refinery, the Company engaged an independent consultant to perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the seller is responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. The Company, however, believes that all required remediation will be completed by the seller within the five year period. Environmental compliance surveys such as those the Company has had performed are limited in their scope and should not be expected to disclose all environmental contamination as may exist.

    The Colombian Ministry of the Environment ("Ministry") issued a resolution dated June 7, 1995 that set forth a number of measures aimed at correcting certain deficiencies that the Ministry has allegedly found in environmental aspects of certain of the Company's Colombia properties. Among such measures, the Ministry ordered the temporary closing of one of five production modules and of any wells processed in that module until Texas Petroleum Company, the former owner and operator of the properties, provided a document detailing the timetable to implement some of the measures described above. The temporary closing of the module did not have a substantial effect on total production because substantially all of the crude oil which would otherwise have been processed in the closed module was directed to other production modules. The resolution also ordered the opening of an environmental investigation of Texas Petroleum Company's operation of the properties. The document containing the requested timetable was presented to the Ministry on July 6, 1995. On June 18, 1996, the Ministry issued a resolution which allowed the current operator of the properties to reopen the module, while requiring its efforts to finalize correction of the cited deficiencies.

    In accordance with the Articles of Association for the Cocorna Concession, the concession expired during the first quarter and the property interest reverted to Ecopetrol. The property is presently under operation by Ecopetrol. Under the terms of the acquisition of the concession, the company and the operator were required to perform various environmental remedial operations, which the operator advises have been substantially, if not wholly, completed. The company and the operator are awaiting an inspection of the concession area by Colombian officials to determine whether the government concurs in the operator's conclusions. Based upon the advice of the operator, the Company does not anticipate any significant future expenditures associated with the environmental requirements for the Cocorna Concession.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    In 1993, the Company acquired a producing mineral interest from a major oil company ("Seller"). At the time of acquisition, the Company's investigation revealed that the Seller had suffered a discharge of diluent (a light oil based fluid which is often mixed with heavier grade crudes). The purchase agreement required the Seller to remediate the area of the diluent spill. After the Company assumed operation of the property, the Company became aware of the fact that diluent was seeping into a drainage area, which traverses the property. The Company took action to eliminate the fluvial contamination and requested that the Seller bear the cost of remediation. The Seller has taken the position that its obligation is limited to the specified contaminated area and that the source of the contamination is not within the area that the Seller has agreed to remediate. The Company has commenced an investigation into the source of the contamination to ascertain whether it is physically part of the area which the Seller agreed to remediate or is a separate spill area. Investigation and discussions with the Seller are ongoing. Should the Company be required to remediate the area itself, the cost to the Company could be significant. The Company has spent approximately $150,000 to date in remediation activities, and present estimates are that the cost of complete remediation could approach $1 million. Since the investigation is not complete, an accurate estimate of cost cannot be made.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

ACQUISITION, EXPLORATION AND DEVELOPMENT

Two producing property acquisitions were closed during the quarter ended March 31, 1997. Effective January 1, 1997, the Company acquired working interests in properties located in Michigan in which the Company already owned working interests. Remaining recoverable reserves attributable to the acquired interests were estimated by Company engineers to be approximately 102,000 barrels of oil equivalent. The purchase price of $444,000 was funded from cash flow. In March, 1997, the Company's Canadian subsidiary closed the acquisition of a producing gas property in Alberta, Canada. Remaining recoverable reserves, net to the subsidiary's working interest of 56.25%, were estimated at 1.1 billion cubic feet of natural gas. The subsidiary assumed operations of the property. The acquisition cost of approximately $527,000 was funded from proceeds available under the subsidiary's revolving credit facility.

Drilling activity during the quarter consisted of one gross (.29 net) producing gas well in Alberta, Canada; the completion of one gross (1.0 net) horizontal oil well in Santa Barbara County, California which was in progress at December 31, 1996; the drilling of one gross (1.0 net) horizontal oil well in Santa Barbara County, California; and the drilling and completion of one gross (.50 net) oil well in Lea County, New Mexico, which was in progress at December 31, 1996. In addition, re-work activities were conducted on two oil wells on the Jefferson Parish, Louisiana property that was acquired by the Company in November, 1996.

On April 1, 1997, the Company commenced drilling operations on a 100%-owned prospect in Alberta, Canada. The initial location for a horizontal test oil well was selected by incorporating 3-D seismic interpretation into geological evaluations. Permits were secured from the Ministry of the Environment in Colombia to drill six development wells and one exploratory well. On May 5, 1997, drilling activity commenced on the first development well.

The Company plans to continue drilling activities on its present properties throughout the remainder of 1997, including as many as 32 horizontal oil wells in California. In addition to the seven wells permitted in Colombia, the Company and its working interest partners plan to drill up to 28 additional wells in 1997, if the appropriate permits are obtained from the Ministry of the Environment.

RESULTS OF OIL AND GAS PRODUCING OPERATIONS

Results of the Company's oil and gas producing activities for the three month periods ended March 31, 1997 and 1996 are as follows:

Three Months Ended March 31, 1997                            United
                                              Total          States         Canada        Colombia
                                            ----------     ----------     ----------     ----------
Oil and gas sales                           $9,668,592     $5,623,441     $  737,230     $3,307,921
Production costs                            $4,245,210     $2,318,381     $  223,262     $1,703,567
Depletion                                   $1,450,049     $  855,914     $   69,102     $  525,033
General and administrative expenses         $  926,422     $  788,568     $  101,672     $   36,182

Oil volume (Bbls)                              534,459        258,609         27,674        248,176
Gas volume (Mcf)                               563,630        396,426        167,204              -
Barrels of oil equivalent (BOE)                628,397        324,680         55,541        248,176

Average per BOE:
    Sales price                             $    15.39     $    17.32     $    13.27     $    13.33
    Production costs                        $     6.76     $     7.14     $     4.02     $     6.86
    Depletion                               $     2.31     $     2.64     $     1.24     $     2.12
    General and administrative expenses     $     1.47     $     2.43     $     1.83     $      .15

Three Months Ended March 31, 1996
---------------------------------                            United
                                              Total          States        Canada         Colombia
                                            ----------     ----------     ----------     ----------
Oil and gas sales                           $6,962,886     $3,275,511     $  576,244     $3,111,131
Production costs                            $3,401,990     $1,964,552     $  202,129     $1,235,309
Depletion                                   $1,005,119     $  458,615     $   58,799     $  487,705
General and administrative expenses         $  703,757     $  530,335     $  131,509     $   41,913

Oil volume (Bbls)                              479,105        182,446         28,619        268,040
Gas volume (Mcf)                               415,330        267,012        148,318              -
Barrels of oil equivalent (BOE)                548,327        226,948         53,339        268,040

Average per BOE:
    Sales price                             $    12.70     $    14.43     $    10.80     $    11.61
    Production costs                        $     6.20     $     8.66     $     3.79     $     4.61
    Depletion                               $     1.83     $     2.02     $     1.10     $     1.82
    General and administrative expenses     $     1.28     $     2.34     $     2.47     $      .16


RESULTS OF REFINING OPERATIONS

In June 1995, the Company entered into a processing agreement with an unaffiliated company pursuant to which the latter company purchases crude (including that produced by the Company), delivers the crude to the refinery, reimburses the Company's out of pocket costs for refining, then markets the asphalt and other refinery products. Profits from the refinery operations (computed after recovery of crude costs and other costs of operations) are generally shared equally by the Company and the unaffiliated company. The processing agreement has a term which ends December 31, 1998.

Processing operations for the three month periods ended March 31, 1997 and 1996 are as follows:

                                  1997        1996
                                -------     -------
Sales:
    Asphalt (tons)               25,000       6,000
    Other products (Bbls)        91,000      84,000

Production:
    Asphalt (tons)               32,000      28,000
    Other products (Bbls)       105,000      84,000


Crude oil throughput (Bbls)     285,000     243,000


The Company did not realize any processing fee income in the three month periods ended March 31, 1997 and 1996. The asphalt refining business is seasonal in nature.

1997 COMPARED TO 1996

OIL AND GAS SALES

Oil and gas sales increased approximately 38.6% to $9.7 million in 1997 from $7.0 million in 1996. Average sales price per BOE for in 1997 increased 21.2% to $15.39 from $12.70 per BOE in 1996, resulting in an increase of $1.7 million in oil and gas sales.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued


Total production increased 14.6% to 628 MBOE in 1997 as compared to 548 MBOE in 1996, resulting in an increase of $1.0 million in oil and gas sales. The increase in oil and gas production was primarily attributable to the Company's property acquisition in Louisiana in November 1996 and the horizontal drilling program that began in California in June 1996.

OTHER REVENUES

Other revenues decreased to a net loss of $105,000 in 1997 as compared to revenue of $424,000 in 1996. This decrease was due primarily to additional Velasquez-Galan Pipeline operating expenses in the amount of $414,000 which were invoiced to the Company by the facility's operator.

PRODUCTION COSTS

Oil and gas production costs increased 23.5% to $4.2 million in 1997 as compared to $3.4 million in 1996. The Company's average production costs per BOE increased 9.0% to $6.76 in 1997 from $6.20 in 1996, resulting in an increase of $346,000 in production costs. In Colombia, production costs increased from $1.2 million in 1996 to $1.7 million in 1997, including non-recurring charges in the amount of $132,000 ($0.53 per BOE). The production volume increase of 80 MBOE resulted in an increase of $497,000 in production costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $926,000 in 1997 from $704,000 in 1996. The Company's general and administrative expenses per BOE increased 15.7% to $1.47 per BOE in 1997 from $1.27 per BOE in 1996. The overall increase in general and administrative expenses was due principally to the increase in employment in the Company's domestic offices to support its planned oil and gas property development programs.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSES

Depletion, depreciation and amortization expenses increased 45.5% to $1.6 million in 1997 from $1.1 million in 1996. Depletion expense increased 50.0% to $1.5 million ($2.31 per BOE) in 1997 from $1.0 million ($1.83 per BOE) in 1996. This increase was primarily attributable to the capital costs recorded by the Company in its full cost pools beginning in the second quarter of 1996 and the anticipated future development and abandonment costs to be incurred in connection with the management of its oil and gas properties.

INTEREST EXPENSE

Interest expense decreased to $391,000 in 1997 from $609,000 in 1996. This decrease was due primarily to the conversion of $8.2 million of Debentures to Common Stock occurring since April 1, 1996.

The average debt balance outstanding under the Company's principal credit facility in 1997 increased 20.9% to $11.0 million in 1997 from $9.1 million in 1996, due principally to the use of loan proceeds to fund a property acquisition in November, 1996. The weighted average interest rate for this credit facility increased to 9.4% in 1997 from 9.3% in 1996.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED

OTHER INCOME (EXPENSE)

Other income (expense) increased to income of $203,000 in 1997 as compared to expense of $61,000 in 1996. The change was due primarily to foreign currency transaction activity of $220,000 and non-recurring consulting fee income of $74,000 in 1997.

INCOME TAX EXPENSE

Income tax expense was $1.1 million in 1997, compared to $694,000 in 1996. The Company's estimated effective tax rates were 43.0% in 1997 and 47.9% in 1996.

NET INCOME

Net income was significantly higher in 1997, increasing 85.4% to $1.4 million from $755,000 in 1996. The increase in net income reflects the changes in oil and gas sales, other revenues, production costs, general and administrative expenses, depletion, depreciation and amortization expenses, interest expense, other income (expense) and income tax expenses discussed above.

The Company's oil and gas producing business is not seasonal in nature.

LIQUIDITY AND CAPITAL RESOURCES

Since 1991, the Company's strategy has emphasized growth through the acquisition of producing properties with significant exploration and development potential. The Company recently expanded its focus to emphasize drilling, enhanced recovery methods and increased production efficiencies. During the past five years, the Company financed its acquisitions and other capital expenditures primarily through secured bank financing, the creation of joint interest operations and production payment obligations, and sales of Common Stock and the Debentures. Supplemental cash and working capital are provided through internally generated cash flows, secured bank financing and debt and equity financing.

During 1997 and 1996, the Company used a combination of secured bank financing, the proceeds from the sale of the Debentures and internally generated cash flow to fund its acquisitions and other capital expenditures.

Summary cash flow information for the three month periods ended March 31, 1997 and 1996 is as follows:

                                                            1997             1996
                                                            ----             ----
Net cash provided by operating activities               $ 6,550,000      $    21,000

Net cash used in investing activities                   $(5,826,000)     $  (922,000)

Net cash provided by (used in) financing activities     $  (723,000)     $   543,000


WORKING CAPITAL

The Company's working capital decreased in 1997 from $2.4 million at December 31, 1996 to a deficit of $1.5 million at March 31, 1997. This decrease was primarily due to an increase of $2.6 million in accounts payable, due to the Company's development expenditures at the end of the first quarter, and the classification of $2.1 million of revolving bank loan indebtedness which may become payable during the next twelve months, depending on the Company's future capital requirements and available funding sources.

OPERATING ACTIVITIES

The Company's operating activities during 1997 provided net cash flow of $6.6 million. Changes in the non-cash components of working capital were responsible for $3.4 million of this amount. Cash flows from operating activities provided net cash flow of $21,000 in 1996.

INVESTING ACTIVITIES

Investing activities during 1997, consisting of oil and gas property acquisition, development and exploration expenditures, resulted in a net cash outflow of $5.8 million.

Investing activities during 1996, consisting principally of oil and gas property acquisition, development and exploration expenditures, resulted in a net cash outflow of $922,000.

FINANCING ACTIVITIES

Financing activities during 1997 resulted in a net cash outflow of $723,000. Separate from the conversion of Debentures which occurred during the quarter, reductions to other long-term debt totaled $939,000. Proceeds from the exercise of options provided cash inflows in the amount of $130,000 during 1997.

Financing activities during 1996, which provided net cash flow of $543,000, consisted principally of activity on the Company's revolving line of credit and proceeds from the issuance of Debentures, net of related financing costs, in the amount of $1.4 million.

CREDIT FACILITIES

In September 1993, the Company established a reducing, revolving line of credit with Bank One, Texas, N.A. to provide funds for the retirement of a production note payable, the retirement of other short-term fixed rate indebtedness and for working capital. At March 31, 1997, the borrowing base under the credit agreement was $13.0 million, subject to a monthly reduction of $250,000, of which $11.9 million was outstanding. Effective May 1, 1997, the borrowing base was increased to $18.6 million, subject to a monthly reduction of $435,000.

The Company also has available from Bank One, Texas, N.A. a commitment for a term credit facility of as much as $3.4 million to fund development projects in the United States. The borrowing base for this facility was $1.4 million at March 31, 1997, of which no amount was outstanding as of March 31, 1997.

The Company's Canadian subsidiary has available a demand revolving reducing loan in the face amount of $2.6 million. Reductions to the maximum principal amount available under the loan will be reviewed on or before July 1, 1997. At March 31, 1997, $1.9 million was outstanding.

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

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement of Financial Accounting Standard No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Management has not yet determined the impact that adoption of Statement of Financial Accounting Standard No. 128 is expected to have on the financial statements of the Company.

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

                             SABA PETROLEUM COMPANY

                           PART II - OTHER INFORMATION



ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

o   Exhibits filed for the quarter ended March 31, 1997 are as follows:

EXHIBIT NUMBER           DESCRIPTION
--------------           -----------
10.1                     Employment agreement with Burt Cormany

10.2                     Office Lease Agreement , 3201 Airpark Drive,
                         Santa Maria, California

10.3                     Beaver Lake Resources Corporation March 1997
                         Re-Financing Agreement

11.1                     Computation of Earnings per Common Share

27.1                     Financial Data Schedule


o No reports were filed under Form 8-K during the quarter ended March 31, 1997.

                             SABA PETROLEUM COMPANY


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SABA PETROLEUM COMPANY


Date:    May 15, 1997                By:  /s/ Ilyas Chaudhary
       -----------------                  --------------------------------------
                                              Ilyas Chaudhary
                                              President
                                              (Principal Executive
                                              Officer)





Date:    May 15, 1997                By: /s/ Walton C. Vance
       -----------------                 ---------------------------------------
                                             Walton C. Vance
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)