Form 10KSB/A
period 1996-12-31
SABA PETROLEUM CO
filed 1997-07-23
CIK 312340

                                                                 AGREEMENT FOR
                                                           ASSIGNMENT OF LEASES
 That, Geo Petroleum, Inc. 25660 Crenshaw Blvd, Suite 201, Torrance, California 90505, hereinafter referred to as
"Geo," for Ten Dollars
 ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged,
subject to the terms,
 reservations,   limitations  and  provisions  hereinafter  set  forth,  without warranty of any kind either express or implied, does hereby agree to assign, transfer and convey subject to Geo's retained power of termination, unto Saba Petroleum, Inc., 201 North Salsipuedes, Suite 104,
 Santa Barbara, California 93103, hereinafter referred to as "Saba," two thirds (2/3) of Geo's right, title and interest in, to and under the oil, gas and mineral leases as set forth in Exhibit "A" attached hereto and made part thereof
  A. The interests to be assigned to Saba hereunder, include all of Geo's interests in all presently existing and valid oil, gas or mineral leasehold  interests,
          unitization,   pooling,  operating  and  communitization   agreements,
          declarations and orders, and in and to the properties covered and the units created thereby, which are appurtenant to the Leases or lands assigned, as described in Exhibit "A".

  B. The interests to be assigned to Saba hereunder, shall include all of Geo's interests in all presently existing and valid oil and gas sales, purchase, exchange and processing agreements, joint venture agreements, partnership agreements, right-of way easements, permits and surface leases and other contracts, agreements and instruments, including emission credits, insofar as the same are appurtenant to the Leases or lands assigned.
  C. The interests to be assigned to Saba hereunder, shall include all of Geo's interests in all wells, equipment, fixtures and personal property located on the lands described in Exhibit "A", which are appurtenant to the Leases or lands assigned, said wells being more specifically described in Exhibit A- 1 attached hereto subject to the exclusion of certain wells as also cited in said Exhibit A- 1.

All of the foregoing leases, interests, rights and properties described in the first paragraph and paragraphs A through C above, are herein called the "Properties", located in Ventura County, California.

 To have and to hold the properties forever, subject to and on the terms, conditions and Imitations contained in the following:

  1.      Royalty Purchases
 Saba shall attempt to acquire interests in land, royalty, overriding royalty and mineral interests in theproperties subject hereto. Said interests will be acquired for Saba's account at Saba's sole risk cost and expense. Geo has the right toparticipate as to a one-third
 (1/3) interest in such acquisitions by reimbursing Saba one-third (1/3) ofthe cost of acquisition. Upon receipt ofwritten notification of acquisition, Geo shall have Eileen days to elect to join in or decline participation in the acquisition. ShouldSaba finance the funding for the acqusition of the said interests from a source other than Saba's primary bank or an affiliate, Geo shall have the right to join in with Saba as a co-borrower as to its one-third (1/3) interest.

 2.      Operations
 On or before one hundred eighty (180) days from the date hereof or within thirty (30) days after Saba terminates its attempt to acquire the interests identified in paragraph (1) above, whichever shall first occur, Saba shall commence operations

 .

          upon said properties to produce oil, gas and/or other hydrocarbon substances from the properties by drilling, re-drilling, re-working and/or re-entry operations of existing wells and in new wells utilizing primary or secondary technologies or
          methods  of  oil  and  gas  recovery,   hereinafter   referred  to  as
          "operations." Geo shall continue to operate the properties for its own account until such timeas Saba commences operations.Subsequent thereto, Saba shall be entitled to one-hundred percent (100%) of all revenue generated from the properties and shall maintain and operate the properties at its sole cost and expense subject to and in accordance with paragraph (4) hereof. Saba shall conduct continuous operations on the properties with no cessation of operations for more than a ninety (90) consecutive day period.

  3.      Expenditures
 Saba agrees to expend a minimum sum of ten million dollars ($10,000,000) in the conduct of its operations pursuant to paragraph two (2) above. Said amount shall be expended over a two (2) year period from and after the date hereof

  4.      Payout
 From and after the date on which Saba commences operations, Saba shall be entitled to all revenue generated from the properties except for Geo's share of any royalty, overriding royalty or mineral interest acquired pursuant to paragraph one (1) of this agreement. Saba shall have the continued right to all revenue generated from the properties
 until such time as Saba has recovered one-hundred percent (100%) of the total dollars expended on the operations cited in paragraph two (2) above, except that revenues from wells in which Geo has participated shall be shared with Geo in proportion to its participation. Notwithstanding the two (2) year term referred to in paragraph (3), said right to recover costs of operations shall continue so long as the properties are capable of production and have not terminated for any reason. On and after the date Saba commences operations hereunder, Saba shall fumish Geo, monthly statements of the costs of operations, revenue, and all other information required by Geo to calculate the payout status of Saba's operations as conducted on the property.

  5.      Term and Interest
 Subject to the terms hereof, this agreement shall remain in full force and effect for a term of two (2) years from and after the date hereof or until such time as Saba has expended the total sum often minion dollars ($10,000,000) whichever shall first occur. Subsequent to Saba having expended the ten minion dollars on operations and having recovered the full cost of such operations out of production from the properties, Geo shall participate as to its one-third (1/3) interest therein and the parties hereto shall jointly operate the properties pursuant to the
Operating
 Agreement attached hereto as Exhibit '11." Notwithstanding certain wells being in a payout status, subsequent to Saba's expenditure ofthe ($10,000,000), any and all operations on existing wells or new wells not previously re-entered or drilled shall be jointly conducted by Saba and Geo pursuant to the Operating Agreement. Should Saba fail to a)
expend
 the agreed sum often minion dollars ($10,000,000) within the two (2) year term, or b) diligently conduct operations with no more then ninety (90) days cessation of such operations, subject to the terms hereof, this agreement shall terminate and Saba shall re-assign all interest in the properties to Geo save and except for, (a) any of the interests acquired pursuant to paragraph one
( 1) hereof and (b), a spacing unit around each well that Saba wishes to retain, in which Saba has conducted operations as more fully described herein and in paragraph (6). Should Saba fail to earn its interest in the entire properties and consequently retains only its interest in a spacing unit or units, if Saba retained three (3) or less wells, Geo shall operate said spacing unit well or wells on Saba's behalfpursuant to the
 Operating Agreement attached regardless of whether any well or wells is in a payout status. Upon reaching payout of all costs of operations incurred by
Saba prior to the termination, Geo shall be entitled to its one-third
                                                             2

 .

 Or
      (1/3) working interest in each well and spacing unit retained by Saba subject to the operating agreement identified herein. Thereafter, the facilities located outside any retained spacing unit, being utilized by Saba for its continuing producing operations shall be owned, maintained and operated at a cost equal to the ratio of dollars expended by Saba to the ten million dollars ($10,000,000.00), originally anticipated, times two-thirds (2/3).

  6.      Spacing Unit
 To qualify as a well to be selected by Saba as a "spacing unit well" Saba shall have expended a minimum of seventy-five thousand dollars ($75,000) on said well in an attempt to enhance production. The spacing unit identified in paragraph five (5) shall be in the form of a rectangle from the surface down to all depths, the exterior boundaries of which would be a distance of one hundred and fifty feet (150') on either side and from each end ofthe perforated inner of each spacing unit well selected.Should the surface well site and/or portions ofthe well bore lie outside the confines of any spacing unit created for a well, the well site and well bore shall be considered as part of the spacing unit retained by Saba. Geo shall not conduct any drilling or production operations within the area of any spacing unit created execept for Geo's right to directionally drill a well or wells through a spacing unit (pass thru) to bottom or complete a well/e outside the area of a spacing unit.

  7.      Environmental Condition of the Assets
 Within thirty (30) days after the execution ofthis agreement, Saba shall conduct a phase I environmental survey ofthe properties. If said survey results in the discovery of any concentrations of hazardous substances on the propertiesor on adjoining properties which were c aused by operations on the properties, Saba shall notify Geo in writing as to the exact location, nature and extent of the hazardous substance, and Geo shall forever retain full responsibility for any remediation, abatement, liability and costs associated with the identified property. Geo further shall retain full responsibility for any adverse environment problem which arose or occured prior to the date ofthisagreement until such time as Saba has expended its obligatory ten million dollars. Thereafter, Saba and Geo shall equally be responsible for the cost of remediation or abatement operations. Saba shall remain one hundred percent (100%) liable for a ny adverse environmental problems caused on occasion by its operations on the properties until such time as the parties enter into an operating agreement forthe joint ownership of a spacing unit or the properties in their entirety.

  8.      Title Defects
 Geo shall, at its sole cost, attempt to correct any title defects and/or conflicting adverse right(s), title and/or interests which are discovered by Saba through investigation and review of Geo's records or during the conduct of operations hereunder. For the purpose ofthis Agreement, a ("Title Defect") shall mean a material deficiency in one
or
 more following respects only:

  (a) Seller's title at the Effective Date, as to one or more ofthe properties, is subject to an outstanding mortgage, deed of trust, lien or encumbrance or other adverse claim
  (b) Seller owns more or less than the interest in the property and wells thereon shown on Exhibit "A";
  (c) Seller's rights and interests are subject to being reduced by virtue of the exercise by a third party of a reversionary, back-in or similar right of which Purchaser is either not aware or which is not reflected herein;
  (d) Seller is in default under some material provision of a lease, farmout agreement, joint operating agreement, gas balancing agreement, gas sales contract or other contract or agreement affecting the assets.
                                                               3

   9.     Default
 Notwithstanding any other provision hereof, should Saba fail to comply with any ofthe material terms and conditions hereof, Geo shall notify Saba in writing of such non-comphance. Upon receipt of such notice from Geo, Saba shall have forty five (45) days to remedy the default or non-comphance. Should Saba fail to remedy said default within said forty five (45) day period, except as to a) any interest acquired pursuant to paragraph (1) hereof; b) any spacing unit to be created and retained which was not the subject of said default and c), any other properties or portions of properties which were not in default, Geo shall have the option to terminate this agreement by giving Saba written notice oftermination and Saba shall re-assign its interests to Geo as to the defaulted portion of said property.

  10.     Arbitration
          Except as otherwise provided in this Agreement, any controversy between the parties arising out of this Agreement shall be submitted to the American Arbitration Association for arbitration in Los Angeles, Los Angeles County, California. The costs of the arbitration, including any American Arbitration Association administration fee, the arbitrator's fee, and costs for the use of facilities during the hearings, shall be borne equally by the parties to the arbitration. Attorneys' fees may be awarded to the prevailing or most prevailing party at the discretion ofthe arbitrator. The provisions of Sections 1282.6, 1283, and 1283.05 of the California Code of Civil Procedure apply to the arbitration. The arbitrator shall not have any power to alter, amend, modify or change any of the terms of this Agreement nor to grant any remedy which is either prohibited by the terms ofthis Agreement, or not available in a court of law. The arbitrator's jurisdiction shall be limited such that the arbitrator shall, in all instances, accept the following as true: i) the initial capital accounts ofthe parties as set forth in this agreement, ii) that unless Saba has fully and strictly complied with its obligations under paragraphs (2) and (5) ofthis agreement, Saba's interest in the properties shall be limited to that set forth in paragraph 6 of this agreement.

  11.     Force Majeure
          Saba shall be excused from the performance of any of its obligations hereunder from time to time at any time (except for obligations to make payment of money), but only so long as it is prevented from performance by act of God, inclement weather, accident, breakdown, fire, strike, lock-out, labor shortage, inability to obtain equipment, materials or supphes in the open market and at reasonable prices, compliance with any hew, rule order or regulation which has not been declared by a court of competent jurisdiction to be invalid, or any other cause beyond the reasonable control of such party whether similar or dissimilar.

  12.     Well Information
          Saba shall notify Geo prior to commencement of operations on any well to be drilled, reworked, recompleted or re-entered on the properties. Prior to commencement of operations, Saba shall furnish Geo with programs and/or prognosis describing the operation to be conducted. While conducting such operations, Saba shall promptly furnish Geo with copies of all logs, surveys, core analysis, test charts and tests run in subject well along with daily reports of operations. Geo shall be furnished copies of all forms and/or notices filed with city, county, state or federal agencies as such reports pertain to its well operations.

  13.     Insurance Requirements
 4

 Saba shall secure and thereafter carry insurance in the amounts hereinafter prescribed, and to keep such coverage in force as long as operations are continued under this agreement.
  (a) Statutory Worker's Compensation and Employer's Liability Insurance with limits of at least $1,000,000 per occurrence to comply with the laws of the State having jurisdiction.
  (b) Comprehensive General Liability Insurance (including Owners and Contractors Protective Liability and Contractual Liability) with Bodily Injury Liability limits of not less than $1,000,000 per occurrence and Property Damage Liability limits of not less than $1,000,000 per occurrence; $1,000,000 aggregate.

  (c) Automobile Bodily Injury and Property Damage Liability Insurance (including all owned, non-owned and hired cars) in amounts of not less than $1,000,000 for injuries to one person, $1,000,000 for all bodily injuries in one accident, and not less than $1,000,000 for property damage.

  14.    Compliance with Laws and Regulations
           All work hereunder shall be performed in compliance with all applicable federal, state and local laws, orders, rules and regulations.
           And to comply with all of their terms and provisions contained in the oil and gas leases described in Exhibit "A" hereto.

  15.    Relationship of Parties.
          It is not intended by this agreement to create nor shall this agreement be construed as creating any relationship between the parties hereto of master and servant or employer and employee, or any partnership, mming partnership or association or corporation between the parties hereto, and the inability ofthe parties hereto shall be several and not joint or collective and each party hereto shall be responsible only for its proportionate share of the costs, expenses, debts,obligations and liabilities incurred hereunder as herein provided. This Agreement and the Relationships of the parties are governed by and subject ***cont.

  16.    Entire Agreement
          This agreement and its annexures constitute the entire agreement between the parties and supersedes any prior agreements, statements or representation, oral or written.

  17.     Governing Law
          This  agreement  shall  be  governed   exclusively  by  and  construed
according to the laws of the State of California as applied to contracts between California residents entered into and to be performed entirely within California.

  18.     Counterpart Execution
          This agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original but all of which together shall constitute but one and the same agreement. Only one such counterpart need to be produced to evidence the existence of this agreement.

  19.     Notice
          All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given (i) upon receipt if delivered by facsimile transmittal to the party to whom such communication was directed
          (confirmed by the sender and
          receiver facsimile machines) and followed by a hard


 ***cont. to the terms of Exhibit G. attached hereto and
          incorporated herein.                     5
copy mailed in accordance with subparagraph (in) below, or (ii) upon delivery if delivered by hand to the party to whom such communication was directed, or (iii) upon written acknowledgment of receipt if mailed by certified mail with postage prepaid addressed or delivered to the followed:



                                              GEO Petroleum, Inc.
                             Attn: Gerald T. Raydon
                         25660 Crenshaw Blvd, Suite 201
                           Torrance, California 90505
                              Tele: (310) 539-8191
                               Fax: (310) 539-0101

                                             Saba Petroleum, Inc.
                              Attn: Larry Burroughs
                        201 North Salsipuedes, Suite 104
                         Santa Barbara, California 93103
                              Tele: (805) 884-0661
                               Fax: (805) 884-0672

 or to such other address as a Party may designate from time to time.

 20. Successors and Assigns
 The terms ofthis agreement shall be binding upon and shall inure to the benefit of the successors and assigns of the parties hereto.

 IT WITNESS WHEREOF, the parties hereto have executed this agreement, this 23rd day ofDecember, 1996.
 GEO Petroleum, Inc

 Gerald T. Raydon


SABA PETROLEUM, INC., a
 California Corporation
 Larry Burroughs, President
 6





                                                                                                 Exbibit "A"
                                                                                        Attached to and Made Part of
                                                                                 Agreement for Assignment of Leases
                                                                                          Dated, December , 1996
                                                                                         Ventura County, California

   LESSOR                         LESSEE                   DATE                  RECORDING DATA              DESCRIPTION OF PROPERTY
 Vaca Tar Sand Unit Leases

  E.E. Lenox, Single Man          Raleigh P. Trimble      04-24-34               Book   426 Page: 241      Part of the Rancho
                                                                                                            el Rio a la Colonia
                                                                                                           known as the west 80
                                                                                                           acres of the 119.24
                                                                                                           acres in subdivisions
                                                                                                           numbered 53 and 54,
                                                                                                           lying between the Sturgis
                                                                                                           Road, the Railroad and
                                                                                                           the Wolff Road,
                                                                                                           containing 80 acres.

  John Hollis Lenox and            Exeter Oil Company     06-04-46               Book   777 Page: 232      39 acres, more or less,
  Alice Lenox                      Ltd. and Vaca Oil                                                       out of subdivion 53 o
                                    Company                                                                Rancho el Rio de Santa
                                                                                                           Clara o la Colnia



  W.R Livingston                   Raleigh P. Trimble     04-26-34              Book   461 Page: 267       159.5 acres, more or less
                                                                                                           out of subdivision 53 of
                                                                                                           Rancho el Rio de Santa
                                                                                                           Clara 0 la Colonia

  Robert S. Livingston             Raleigh P. Trimble     04-26-34              Book:  460 Page: 478       Insofar and only insofar
  and Mayrie Daily                                                                                         as lease covers 149.10
  Livingston, his wife                                                                                     acres,more orless out of
                                                                                                           subdivision 53 and 55 of
                                                                                                           Rancho el Rio de Santa
                                                                                                           Clara O la Colonia







                                                                                          Exhibit "A"

                                                                                 Attached to and Made Part of

                                                                             Agreement for Assignment of Leases
                                                                                Dated, December    , 1996
                                                                                         Ventura County, California
                                                                                                 (Continued)

LESSOR                   LESSEE                      DATE                  RECORDING DATA             DESCRIP[TION OF PROPERTY
                                                                           Document Number

 Non-Unit Lease

Clarence W. Hunsucker,   Sun Operating Limited     04-02-86               86-128442              Parcels B. C ~ D of Subdivision 55
 J. Thomas Hunsucker      Partnership                                                            of the Rancho E1 Rio De Santa Clara
and Evelyn Hunsucker                                                                             O'LaColonia in theCounty of
AKA Evelyn N.Hunsucker,                                                                          Ventura, State of California,
AKA Eva Newman Hunsucker                                                                         according to the maprecorded in
Trustees of the Thomas O.                                                                        Book 3, page 112 of maps,in the
Hunsucker Family Trust;                                                                          office of the County Recorder of
Clarence W.Hunsucker                                                                             said county. Together with those
as Executor of the                                                                               portions ofSturgis Road, Pleasant
                                                                                                 ValleyRoad, and Wood Road as said
                                                                                                 roads are shown on said map lying
Estateof Thomas O.                                                                               northerly, northwesterly, and
Hunsucker deceased                                                                               westerly respectively of the
                                                                                                 centerline of said roads EXCEPT
                                                                                                 that portion of said land
                                                                                                 lying northerly of the following
                                                                                                 described line: Beginning at
                                                                                                 a point in the centerline
                                                                                                 of Wood Road,
                                                                                                 distant thereon South 0(degree)
                                                                                                 23' 58" West 1182.96 feet from
                                                                                                 the intersection thereof with the
                                                                                                 westerly prolongation of the
                                                                                                 northerly line of subdivision 58
                                                                                                 of said Rancho;
                                                                                                 thence, 1st:North  88(degree)  48'
                                                                                                 34" West  3376.48  feet
                                                                                                 more or less to a point  in the
                                                                                                 westerly line of said Subdivision
                                                                                                 55.




                                                                                EXHIBIT "A- 1"
Attached to and made a part of that certain agreement for assignment of leases dated December , 1996 by and between
Saba Petroleum, Tnc. as Assignee and Geo Petroleum, Inc. Assignor.

                              Well Schedule


 Well Names                        API Numbers
 "Vaca Tar Sand Unit 4" 1          (111-01041)
 "Vaca Tar Sand Unit 4" 2          (111-01042)
"Vaca Tar Sand Unit 4" 3           (111-01043)
"Vaca Tar Sand Unit 4" 75          (111-20989)
"Vaca Tar Sand Unit 4" 76          (111-20993)
"Vaca Tar Sand Unit 4" 77          (111-21032)
"Vaca TarSand Unit 4" 78           (111-21033)
"Vaca Tar Sand Unit 4" 79          (111-21034)
"Vaca Tar SandUnit 4" 80           (111-21356)
"Vaca Tar Sand Unit 4" 81          (111-21385)
"Vaca Tar Sand Unit4" 82           (111-21386)
"Vaca Tar Sand Unit 4" 83          (111-21396)
"Vaca Tar Sand Unit 1" 1           (111-01044)  Water  Disposal  -- Tract 1,  north of  Sturgis
"Vaca Tar Sand Unit 1" 2           (111-01045)
"Vaca Tar Sand Unit 1" 3           (111-01046)
"Vaca Tar Sand Unit 3" 1           (111-01039) Water Disposal,  tank farm
"Vaca Tar Sand Unit 3" 29          (111-20992)
"Vaca Tar Sand  Unit 3" 49         (111-20990)
"Vaca  Tar Sand Unit 3" 60         (111-21304)
"Vaca Tar Sand  Unit 3" 61         (111-21355)
"Vaca  Tar Sand Unit 3" 62         (111-21382)
"Vaca Tar Sand  Unit 3" 63         (111-21383)
"Vaca  Tar Sand Unit 3" 64         (111-21384)
"Vaca Tar Sand  Unit 3" 67         (111-21082)
"Vaca  Tar Sand Unit 3" 68         (111-21083)
"Vaca Tar Sand Unit 3" 69          (111-21084)

 Excluded from the Agreement for Assignment of Leases and Operating Agreement are the agreements, easements and access rights, production and disposal facilities, tanks, and all rights and interests pertaining to the Livingston 2, 2- 1, and 1-A wells which are completed in zones below the Vaca Tar Sand. The wells are operated pursuant to (a) that sub-lease dated March 26, 1955, by and between US.
 Diedrich as lessor and Texaco, Inc. as lessee, recorded March 26, 1955, in book 1338, page 393, Official Records of Ventura County, California, and (b) other agreements for surface and other use which do not grant leasehold or other rights in the Vaca Tar Sand. The 2- 1 well is in operation as a commercial water disposal well which does not dispose of water produced from the Vaca Tar Sand. Geo shall retain said wells and associated rights and Saba shall have full rights ofaccess over and across the surface areas which are subject to such agreements,easements, and access rights.

                                                                    EXHIBIT "B"


                                                        A.A.P.L. Form - 610-1982
                                                  MODEL FORM OPERATING AGREEMENT

 Attached to and made a part of that certain agreement for assignment of leases dated December , 1996, by and between Saba Petroleum, Inc. as Assignee and Geo Petroleum, Inc. Assignor.
                                                             OPERATING AGREEMENT
                                                                           DATED
                                                                    12/ , 1996 ,
 OPERATOR Saba Petroleum, Inc.
 CONTRACT AREA ( See Exhibit "A")


  COUNTY  OF- Ventura                                      STATE OF California


                                           COPYRIGHT 1982 -- ALL RIGHTS RESERVED

                                               AMERICAN ASSOCIATION OF PETROLEUM
                                                LANDMEN, 4100 FOSSIL CREEK BLVD.
                                        FORT WORTH, TEXAS 76137, APPROVED FORM.
                               A.A.P.L.   NO.    610     -   1982    REVISED





 .
   A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT - 1982

                                              TABLE OF CONTENTS

  Anide Tide Page

    I.    DEFINITIONS..........................................................1
    II.   EXHIBITS.............................................................1
    III.  INTERESTS OFPARTIES..................................................2
          A.   OIL AND GASINTERESTS............................................2
          B.   INTERESTS OF PARTIES IN COSTS ANDPRODUCTION.....................2
          C.   EXCESS ROYALTIES, OVERRIDING ROYALTIES AND OTHERPAYMENTS........2
          D.    SUBSEQUENTLY CREATEDINTERESTS..................................2
    IV.   TITLES...............................................................2
          A.   TITLEEXAMINATION................................................2-3
          B.   LOSS OFTITLE....................................................3
               1. Failure ofTitle..............................................3
               2. Loss by Non-Payment or Erroneous Payment of Amount Due.......3
               3. OtherLosses................................................. 3
    V.    OPERATOR.............................................................4
          A. DESIGNATION AND RESPONSIBILITIES OF OPERATOR......................4
          B. RESIGNATION OR REMOVAL OF OPERATOR AND SELECTION OF SUCCESSOR.....4
          1. Resignation or Removal of Operator............................... 4
          2. Selection of Successor Operator...................................4
          C. EMPLOYEES.........................................................4
          D. DRILLING CONTRACTS............................................... 4
    Vl.  DRILLING AND DEVELOPMENT............................................. 4
          A. INITIAL WELL......................................................4-5
          B. SUBSEQUENT OPERATIONS............................................ 5
               1. Proposed Operations ........................................ 5
               2. Operations by Less than All Parties..........................5-7
               3. Stand-By Time ...............................................7
               4. Sidetracking................................................ 7
          C. TAKING PRODUCTION IN KIND ........................................7
          D. ACCESS TO CONTRACT AREA AND INFORMATION.......................... 8
          E. ABANDONMENT OF WELLS............................................. 8
               1. Abandonment of Dry Holes.................................... 8
               2. Abandonment of Wells that have Produced......................8-9
               3. Abandonment of Non-Consent Operations....................... 9

  Vll.   EXPENDITURES AND LIABILITY OF PARTIES.................................9
          A. LIABILITY OF PARTIES..............................................9
          B. LIENS AND PAYMENT DEFAULTS........................................9
          C. PAYMENTS AND ACCOUNTING...........................................9
          D. LIMITATION OF EXPENDITURES........................................9-10
               1. Drill or Deepen..............................................9-10
               2. Rework or Plug Back..........................................10
               3. Other Operations.............................................10
          E   RENTALS, SHUT-IN WELL PAYMENTS AND MINIMUM ROYALTIES.............10
          F.  TAXES............................................................10
          G.  INSURANCE .......................................................11
  VIII. ACQUISITION, MAINTENANCE OR TRANSFER OF INTEREST.......................11
          A. SURRENDER OF LEASES ............... ..............................11
          B. RENEWAL OR EXTENSION OF LEASES .................................. 11
          C. ACREAGE OR CASH CONTRIBUTIONS.....................................11-12
          D. MAINTENANCE OF UNIFORM INTEREST.................................. 12
          E. WAIVER OF RIGHTS TO PARTITION.....................................12

   ~IX. . . See Exhibit "G" .................................................. 12
   X.    CLAIMS AND LAWSUITS ..................................................13
  XI.    FORCE MAJEURE ....................................................... 13
  XII.   NOTICES ............................................................. 13
  XIII.  TERM OF AGREEMENT.....................................................13
  XIV.   COMPLIANCE WITH LAWS AND REGULATIONS..................................14
          A. LAWS, REGULATIONS ANI) ORDERS.....................................14
          B. GOVERNING LAW.....................................................l4
          C. REGULATORY AGENCIES...............................................14
  XV.    OTHER PROVISIONS......................................................14
  XVI.   MISCELLANEOUS ........................................................15
11


           A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT - 1982


    1        OPERATING AGREEMENT
    2
    3        THIS AGREEMENT, entered into by and between Saba Petroleum, Inc .
    4   hereinafter designated and
  5     referred to 0 "Operator", and the signatory party or parties other than
 Operator, sometimes hereinafter referred to individually herein
  6     as "Non-Operator", and collectively 0 "Non-Operators".
  7
  8     WITNESSETH:
  9
  10    WHEREAS, the parties to this agreement are owners of oil and gas leases and/or oil and gas interests in the land identified in
  11 Exhibit "A", and the parties hereto have reached an agreement to explore and develop these leases and/or oil and gas interests for the
  12    production of oil and gas to the extent and as hereinafter provided,
  13
  14    NOW, THEREFORE, it is agreed as follows:
  15
  16    ARTICLE I.
  17    DEFINITIONS
  18
  19    As used in this agreement, the following words and terms shall have the meanings here ascribed to them:
  20    A. The term "oil and gas" shall mean oil, 80, casinghead gas, gas condensate, and all other liquid or gaseous hydrocarbons
  21 and other marketable substances produced therewith, unless an intent to limit the inclusiveness of this term is specifically stated.
  22    B. The terms "oil and gas lease", "lease" and "leasehold" shall mean the oil and gas leases covering tractsof land
  23 lying within the Contract Area which are owned by the parties to this agreement.
  24    C. The term "oil and gas interests" shall mean unleased fee and mineral interests in tracts of land lying within the
  25    Contract Area which are owned by parties to this agreement.
  26    D. The term "Contract Area" shall mean all of the lands, oil and gas leasehold interests and oil and gas interests intended to be
  27    developed and operated for oil and gas purposes under this agreement.
 Such lands, oil and gas leasehold interests and oil and gas interests
  28    are described in Exhibit "A".
  29    E. The term "drilling unit" shall mean the area fixed for the drilling of one well by order or rule of any state or
  30    federal body having authority. If a drilling unit is not fixed by any such rule or order, a drilling unit shall be the driving unit as establish
  31    ed by the pattern of drilling in the Contract Area or as fixed by express agreement of the Drilling Parties.
  32    F. The term "drillsite" shall mean the oil and gas lease or interest on which a proposed well is to be located.
  33    G. The terms "Drilling Party" and "Consenting Party" shall mean a party who agrees to join in and pay its share of the cost of
  34    any operation conducted under the provisions of this agreement.
  35    H. The terms "Non-Drilling Party" and "Non-Consenting Party" shall mean a party who elects not to participate
  36    in a proposed operation.
  37
  38    Unless the context otherwise clearly indicates, words used in the singular include the plural, the plural includes the
  39    singular, and the neuter gender includes the masculine and the feminine.
  40
  41    ARTICLE II.
  42    EXHIBITS
  43
  44    The following exhibits, as indicated below and attached hereto, are incorporated in and made a part hereof:
  45    O A. Exhibit "A", shall include the following information:
  46    (1) Identification of lands subject to this agreement,
  47    (2) Restrictions, if any, as to depths, formations, or substances,
  48    (3) Percentages or fractional interests of parties to this agreement,
  49    (4) Oil and gas leases and/or oil and gas interests subject to this agreement,
  50    (5) Addresses of parties for notice purposes.

  52    O C. Exhibit "C", Accounting Procedure.
  53    O D. Exhibit "D", Insurance.

  55    O F. Exhibit "F", Non-Discrimination and Certification of Non-Segregated
 Facilities.
  56    O G. Exhibit "G", Tax Partnership.
  57    If any provision of any exhibit, except Exhibits "E" and "G", is inconsistent with any provision contained in The body
  58    of this agreement, the provisions in the body of this agreement shall prevail.
  59
  60
  61
  62
  63
  64
  66
  67
  68
  69
  70

              A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT -1982

 1                                                         ARTICLE III.
    2                                                     INTERESTS OF PARTIES
    3
    4    A. Oil and Gas Interests:
    5
  6 If any party owns an oil and gas interest in the Contract Area, that interest shall be treated for all purposes of this agreement
  7 and during the term hereof as if it were covered by the form of oil and gas lease attached hereto as Exhibit "B", and the owner thereof
  8 shall be deemed to own both the royalty interest reserved in such lease and the interest of the lessee thereunder.
  9
  10   B. Interests of Parties in Costs and Production:
  11
  12 Unless changed by other provisions, all costs and liabilities incurred in operations under this agreement shall be borne and
  13   paid, and all equipment and materials acquired in operations on the
Contract Area shall be owned, by the parties as their interests are set
  14   forth in Exhibit "A". In the same manner, the parties shall also own all production of oil and gas from the Contract Area subject to the
  15 payment of royalties to the extent of as provided for in the leases subject hereto which shall be borne as hereinafter set forth.
  16
  17   Regardless of which party has contributed the lease(s) and/or oil and gas interest(s) hereto on which royalty is due and
  18 payable, each party entitled to receive a share of production of oil and gas from the Contract Area shall bear and shall pay or deliver, or
  19 cause to be paid or delivered, to the extent of its interest in such production, the royalty amount stipulated hereinabove and shall hold the
  20   other parties free from any liability therefor. No party shall ever be responsible, however, on a price basis higher than the price received
  21 by such party, to any other party's lessor or royalty owner, and if any such other party's lessor or royalty owner should demand and
  22 receive settlement on a higher price basis, the party contributing the affected lease shall bear the additional royalty burden attributable to
  23   such higher price.
  24
  25   Nothing contained in this Article III.B. shall be deemed an assignment or cross-assignment of interests covered hereby.
  26
  27   C. Excess Royalties, Overriding Royalties and Other Payments:
  28
  29   Unless changed by other provisions, if the interest of any party in any lease covered hereby is subject to any royalty,
  30 overriding royalty, production payment or other burden on production in excess of the amount stipulated in Article III.B., such party so
  31 burdened shall assume and alone bear all such excess obligations and shall indemnify and hold the other parties hereto harmless from any
  32   and all claims and demands for payment asserted by owners of such excess burden.
  33
  34   D. Subsequently Created Interests:
  35
  36 If any party should hereafter create an overriding royalty, production payment or other burden payable out of production
  37 attributable to its working interest hereunder, or if such a burden existed prior to this agreement and is not set forth in Exhibit "A", or
  38   was not disclosed in writing to all other parties prior to the execution of this agreement by all parties, or is not a jointly acknowledged and
  39 accepted obligation of all parties (any such interest being hereinafter referred to as "subsequently created interest" irrespective of the
  40 timing of its creation and the party out of whose working interest the subsequently created interest is derived being hereinafter referred
  41   to as "burdened party"), and:
  42
  43   1. If the burdened party is required under this agreement to assign or relinquish to any other party, or parties, all or a portion
  44 of its working interest and/or the production attributable thereto, said other party, or parties, shall receive said assignment and/or
  45 production free and clear of said subsequently created interest and the burdened party shall indemnify and save said other party,
  46   or parties, harmless from any and all claims and demands for payment asserted by owners of the subsequently created interest;
  47   and,
  48
  49   2. If the burdened party fails to pay, when due, its share of expenses chargeable hereunder, all provisions of Article Vll.B. shall be
  50   enforceable against the subsequently created interest in the same manner as they are enforceable against the working interest of
  51   the burdened party.
  52
  53   ARTICLE IV.
  54   TITLES
  55
  56   A. Title Examination:
  57
  58   Title examination shall be made on the drillsite of any proposed well prior to commencement of drilling operations or, if
  59 the Drilling Parties so request, title examination shall be made on the leases and/or oil and gas interests included, or planned to Me includ
  60   ed, in the drilling unit around such well. The opinion will include the ownership of the working interest,minerals, royalty, overriding
  61   royalty and production payments under the applicable leases. At the time a well is proposed, each party contributing leases and/ar oil and
  62 gas interests to the drillsite, or to be included in such drilling unit, shall furnish to Operator all abstracts (including federal 10 status
  63   reports), title opinions, title papers and curative material in its possession free of charge. All such information not in the possession of or
  (4   made available to Operator by the parties, but necessary for the examination of the title, shall be obtained by Operator. Operator shall
  65   cause title to be examined by attorneys on its staff or by outside attorneys. Copies of all title opinions shall be furnished to each party
  66   hereto. The cost incurred by Operator in this title program shall be borne as follows:
  68   O Option No. 1: Costs incurred by Operator in procuring abstracts and title examination (including preliminary, supplemental,
  69 shut-in gas royalty opinions and division order title opinions) shall be a part of the administrative overhead as provided in Exhibit "C",
  70   and shall not be a direct charge, whether performed by Operator's staff attorneys or by outside attorneys.

       A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT - 1982
       ARTICLE IV
       condnued
   1   0 Option No. 2: Costs incurred by Operator in procuring abstracts and fees paid outside attorneys for title examination
   2 (including preliminary, supplemental, shut-in gas royalty opinions and division order title opinions) shall be borne by the Drilling Parties
   3 in the proportion that the interest of each Drilling Party bears to the total interest of all Drilling Parties as such interests appear in Ex
   4   hibit "A". Operator shall make no charge for services rendered by its staff attorneys or other personnel inthe performance of the above
   5   functions.
   6
   7   Each party shall be responsible for securing curative matter and pooling amendments or agreements required in connection
   8   with leases or oil and gas interests contributed by such party. Operator shall be responsible for the preparation and recording of pooling
   9 designations or declarations as well as the conduct of hearings before governmental agencies for the securing of spacing or pooling orders.
  10   This shall not prevent any party from appearing on its own behalf at any such hearing.
  11
  12   No well shall be drilled on the Contract Area until after (1) the title to the drillsite or drilling unit has been examined as above
  13   provided, and (2) the title has been approved by the examining attorney or title has been accepted by all of the parties who are to
  14   participate in the drilling of the well.
  15
  16   B. Loss of Title:
  17

  62   ..
  63   3. Other Losses: All losses incurred,  shall be joint losses
  64   and shall be borne by all parties in proportion to their interests.
There shall be no readjustment of interests in the remaining portion of
  66   the Contract Area.
  68
  67

 A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT -1982
      1                                                      ARTICLE V.
      2                                                      OPERATOR
      3
      4  A. Designation and Responsibilities of Operator:
      5
      6  Saba Petroleum, Inc . shall be the
   7 Operator of the Contract Area, and shall conduct and direct and have full control of all operations on the Contract Area as permitted and
   8    required by, and within the limits of this agreement. It shall conduct all such operations in a good and workmanlike manner, but it shall
   9 have no liability as Operator to the other parties for losses sustained or liabilities incurred, except such as may result from gross
  10    negligence or willful misconduct.
  11
  12    B. Resignation or Removal of Operator and Selection of Successor:
  13
  14    1. Resignation or Removal of Operator: Operator may resign at any time by giving written notice thereof to Non-Operators.
  15 If Operator terminates its legal existence, no longer owns an interest hereunder in the Contract Area, or is no longer capable of serving as
  16    Operator, Operator shall be deemed to have resigned without any action by Non-Operators, except the selection of a successor. Operator
  17    may be removed if it fails or refuses to carry out its duties hereunder, or becomes insolvent, bankrupt or is placed in receivership, by the
  18 affirmative vote of two (2) or more Non-Operators owning a majority interest based on ownership as shown on Exhibit "A" remaining
  19    after excluding the voting interest of Operator. Such resignation or removal shall not become effective until 7:00 o'clock A.M. on the
  20 first day of the calendar month following the expiration of ninety (90) days after the giving of notice of resignation by Operator or action
  21    by the Non-Operators to remove Operator, unless a successor Operator ha been selected and assumes the duties of Operator at an earlier
  22    date. Operator, after effective date of resignation or removal, shall be bound by the terms hereof as a Non Operator. A change of a cor
  23 porate name or structure of Operator or transfer of Operator's interest to any single subsidiary, parent or successor corporation shall not
  24    be the basis for removal of Operator.
  25
  26    2. Selection of Successor Operator: Upon the resignation or removal of
Operator, a successor Operator shall be selected by
  27    the parties. The successor Operator shall be selected from the parties owning an interest in the Contract Area at the time such successor
  28    Operator is selected. The successor Operator shall be selected by the affirmative vote of two (2) or more parties owning a majority interest
  29 based on ownership as shown on Exhibit "A"; provided, however, if an Operator which has been removed fails to vote or votes only to
  30 succeed itself, the successor Operator shall be selected by the affirmative vote of two (2) or more parties owning a majority interest based
  31 on ownership as shown on Exhibit "A" remaining after excluding the voting interest of the Operator that was removed.
  32
  33    C. Employees:
  34
  35    The number of employees used by Operator in conducting operations hereunder, their selection, and the hours of labor and the
  36 compensation for services performed shall be determined by Operator, and all such employees shall be the employees of Operator.
  37
  38    D. Drilling Contracts:
  39
  40    All wells drilled on the Contract Area shall be drilled on a competitive contract basis at the usual rates prevailing in the area. If it so
  41    desires, Operator may employ its own tools and equipment in the drilling of wells, but its charges therefor shall not exceed the prevailing
  42 rates in the area and the rate of such charges shall be agreed upon by the parties in writing before drilling operations are commenced, and
  43 such work shall be performed by Operator under the same terms and conditions as are customary and usual in the area in contracts of in
  44    dependent contractors who are doing work of a similar nature.
  45
  46
  47
  48
  49    ARTICLE Vl.
  50    DRILLING AND DEVELOPMENT
  51
  52    A. Initial Well: See agreement dated December _ , 1996
  53

  68 Operator shall make reasonable tests of all formations encountered during drilling which give indication of containing~oil and
  69 gas in quantities sufficient to test, unless this agreement shall be limited in its application to a specific formation or formations in which
  70 event Operator shall be required to test only the formation or formations to which this agreement may apply.

A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT - 1982 ARTICLE VI continued
   1   If, in Operator's judgment, the well will not produce oil or gas in paying quantities, and it wishes to plug
and abandon the
   2   well as a dry hole, the provisions of Article Vl.E.1. shall thereafter apply.
   3
   4
   5
   6   B. Subsequent Operations:
   7
   8   1. Proposed Operations: Should any party hereto desire to drill any well on the Contract Area other than the
well provided
   9 for in Article Vl.A., or to rework, deepen or plug back a dry hole drilled at the joint expense of all parties or a well jointly owned by all
  10 the parties and not then producing in paying quantities, the party desiring to drill, rework, deepen or plug back such a well shall give the
  11 other parties written notice of the proposed operation, specifying the work to be performed, the location, proposed depth, objective forma
  12   tion and the estimated cost of the operation. The parties receiving such a notice shall have thirty (30) days
after receipt of the notice
  13   within which to notify the party wishing to do the work whether they elect to participate in the cost of the
proposed operation. If a drill
  14 ing rig is on location notice of a proposal to rework, plug back or drill deeper may be given by telephone and the response period shall be
  15   limited to twenty-four (24) hours, exclusive of Saturday, Sunday and legal holidays. Failure of a party
receiving such notice to reply within
  16   the period above fixed shall constitute an election by that party not to participate in the cost of the
proposed operation. Any notice or
  17   response given by telephone shall be promptly confirmed in writing.
  18
  19
  20
  21 If all parties elect to participate in such a proposed operation, Operator shall, within ninety,(9,01 days after expiration of the notice
  22 period of thirty (30) days (or as promptly as possible after the expiration of the twenty-four (24) hour period when a drilling rig is on loca
  23   lion, as the case may be), actually commence the proposed operation and complete it with due diligence at the
risk and expense of all par
  24 ties hereto; provided, however, said commencement date may be extended upon written notice of same by Operator to the other parties,
  25 for a period of up to thirty (30) additional days if, in the sole opinion of Operator, such additional time is reasonably necessary to obtain
  26 permits from governmental authorities, surface rights (including rights of-way) or appropriate drilling equipment, or to complete title ex
  27   amination or curative matter required for title approval or acceptance.
Notwithstanding the force majeure
provisions of Article Xl, if the
  28 actual operation has not been commenced within the time provided (including any extension thereof as specifically permitted herein) and
  29 if any party hereto still desires to conduct said operation, written notice proposing same must be resubmitted to the other parties in accor
  30   dance with the provisions hereof as if no prior proposal had been made.
  31
  32
  33
  34   2. Operations by Less than All Parties: If any party receiving such notice as provided in Article Vl.B.1. or
Vll.D.1. (Option
  35   No. 2) elects not to participate in the proposed operation, then, in order to be entitled to the benefits of
this Article, the party or parties
  36 giving the notice and such other parties as shall elect to participate in the operation shall within ninety (9,01d,axs aher the expiration of
  37 the notice period of thirty (30) days (or as promptly as possible after the expiration of the twenty-four hour period when a drilling rig is
  38   on location, as the case may be) actually commence the proposed operation and complete it with due diligence.
Operator shall perform all
  39   work for the account of the Consenting Parties; provided, however, if no drilling rig or other equipment is
on location, and if Operator is
  40   a Non-Consenting Party, the Consenting Parties shall either: (a) request
 Operator to perform the work
required by such proposed opera
  41   tion for the account of the Consenting Parties, or (b) designate one (1)
 of the Consenting Parties as
Operator to perform such work. Con
  42 sensing Parties, when conducting operations on the Contract Area pursuant to this Article Vl.B.2., shall comply with all terms and con
  43   ditions of this agreement.
  44
  45
  46
  47 If less than all parties approve any proposed operation, the proposing party, immediately after the expiration of the applicable
  48 notice period, shall advise the Consenting Parties of the total interest of the parties approving such operation and its recommendation as
  49   to whether the Consenting Parties should proceed with the operation as proposed. Each Consenting Party,
within forty-eight (48) hours
  50 (exclusive of Saturday, Sunday and legal holidays) after receipt of such notice, shall advise the proposing party of its desire to (a) limit par
  51 ticipation to such party's interest as shown on Exhibit "A" or (b) carry its proportionate part of Non-Consenting Parties' interests, and
  52   failure to advise the proposing party shall be deemed an elec$igp Slider
 (a). In the event a drilling rig is on location, the time permitted for
  53   such a response shall not exceed a total of twenty-four hours (inclusive of Saturday, Sunday and legal
holidays). The proposing party,
  54 at its election, may withdraw such proposal if there is insufficient participation and shall promptly notify all parties of such decision.
  55
  56
  57
  58 The entire cost and risk of conducting such operations shall be borne by the Consenting Parties in the proportions they have
  59   elected to bear same under the terms of the preceding paragraph.
Consenting Parties shall keep the leasehold estates involved: in such
  60 operations free and clear of all liens and encumbrances of every kind created by or arising from the operations of the Consenting Parties.
  61 If such an operation results in a dry hole, the Consenting Parties shall plug and abandon the well and restore the surface locating at their
  62   sole cost, risk and expense. If any well drilled, reworked, deepened or plugged back under the provisions of this Article resulttin a pro
  63 ducer of oil and/or gas in paying quantities, the Consenting Parties shall complete and equip the well to produce at their sole could risk,
  64
   6
  69
  70

                  A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT - 1982
 .
              ARTICLE VI
              continued
          1   and the well shall then be turned over to Operator and shall be operated by it at the expense and for the account of the Consenting Par
          2   ties. Upon commencement of operations for the drilling, reworking, deepening or plugging back of any such well by Consenting Parties
          3  in  accordance   with  the   provisions   of  this  Article,   each
Non-Consenting Party shall be deemed to have relinquished to Consenting Parties,
          4   and the Consenting Parties shall own and be entitled to receive, in proportion to their respective
interests, all of such Non-Consenting
          5 Party's interest in the well and share of production therefrom until the proceeds of the sale of such share, calculated at the well, or
          6 market value thereof if such share is not sold, (after deducting production taxes, excise taxes, royalty, overriding royalty and other in
          7   terests not excepted by Article III.D. payable out of or measured by the production from such well accruing with respect to such interest
          8   until it reverts) shall equal the total of the following:
          9
         10
         11
         12 (a) 100% of each such Non-Consenting Party's share of the cost of any newly acquired surface equipment beyond the wellhead
         13 connections (including, but not limited to, stock tanks, separators, treaters, pumping equipment and piping), plus 100% of each such
         14 Non-Consenting Party's share of the cost of operation of the well commencing with first production and continuing until each such Non
         15 Consenting Party's relinquished interest shall revert to it under other provisions of this Article, it being agreed that each Non
         16 Consenting Party's share of such costs and equipment will be that interest which would have been chargeable to such Non-Consenting
         17   Party had it participated in the well from the beginning of the operations; and
         18
         19
         20
         21   (b) 300% of that portion of the costs and expenses of drilling, reworking, deepening, plugging back,
testing and completing,
         22   after deducting any cash contributions received under Article
VIII.C., and 3 0 0 % of that portion of the cost of newly acquired equip
         23 ment in the well (to and including the welihead connections), which would have been chargeable to such Non-Consenting Party if it had
         24   participated therein.
         25
         26
         27
         28   An election not to participate in the drilling or the deepening of a well shall be deemed an election not to participate in any re
         29 working or plugging back operation proposed in such a well, or portion thereof, to which the initial Non-Consent election applied that is
         30   conducted at any time prior to full recovery by the Consenting
Parties of the Non-Consenting Party's recoupment account. Any such
         31 reworking or plugging back operation conducted during the recoupment period shall be deemed part of the cost of operation of said well
         32 and there shall be added to the sums to be recouped by the Consenting Parties one hundred percent (100%) of that portion of the costs of
         33   the reworking or plugging back operation which would have been chargeable to such Non-Consenting Party had it participated therein. If
         34   such a reworking or plugging back operation is proposed during such recoupment period, the provisions of this Article Vl.B. shall be ap
         35   plicable as between said Consenting Parties in said well.
         36
         37
         38
         39   During the period of time Consenting Parties are entitled to receive Non-Consenting Party's share of production, or the
         40   proceeds therefrom, Consenting Parties shall be responsible for the payment of all production, severance, excise, gathering and other
         41 taxes, and all royalty, overriding royalty and other burdens applicable to Non-Consenting Party's share of production not excepted by
         42   Article III.D.
         43
         44
         45
         46 In the case of any reworking, plugging back or deeper drilling operation, the Consenting Parties shall be permitted to use, free
         47 of cost, all casing, tubing and other equipment in the well, but the ownership of all such equipment shall remain unchanged; and upon
         48 abandonment of a well after such reworking, plugging back or deeper drilling, the Consenting Parties shall account for all such equip
         49  ment  to  the  owners  thereof,   with  each  party  receiving  its
proportionate part in kind or in value, less cost of salvage.
         50
         51
         52
         53 Within sixty (60) days after the completion of any operation under this Article, the party conducting the operations for the
         54   Consenting Parties shall furnish each Non-Consenting Party with an inventory of the equipment in and connected to the well, and an
         55   itemized statement of the cost of drilling, deepening, plugging back, testing, completing, and equipping the well for production; or, at its
         56 option, the operating party, in lieu of an itemized statement of such costs of operation, may submit a detailed statement of monthly bill
         57   ings. Each month thereafter, during the time the Consenting
Parties are being reimbursed as provided above, the party conducting the
         58   operations for the Consenting Parties shall furnish the
Non-Consenting Parties with an itemized statement of all costs and liabilities in
         59   curred in the operation of the well, together with a statement of the quantity of oil and gas produced from it and the amount of proceeds
         60 realized from the sale of the well's working interest production during the preceding month In determining the quantity of All and gas
         61 produced during any month, Consenting Parties shall use industry accepted methods such as, but not limited to, metering or~periodic
         62   well tests. Any amount realized from the sale or other disposition of equipment newly acquired in connection with any such Operation
         63 which would have been owned by a Non-Consenting Party had it participated therein shall be credited against the total unread costs
         64   of the work done and of the equipment purchased in determining when the interest of such Non-Consenting Party shall revert to it as
         65   above provided; and if there is a credit balance, it shall be paid to such Non-Consenting Party.
         66
         67
         68
        69
         70

               A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT - 1982
               ARTICLE VI
               continued
          1 If and when the Consenting Parties recover from a Non-Consenting Party's relinquished interest the amounts provided for above,
          2 the relinquished interests of such Non-Consenting Party shall automatically revert to it, and, from and after such reversion, such Non
          3    Consenting Party shall own the same interest in such well, the material and equipment in or pertaining thereto, and the production
          4 therefrom as such Non-Consenting Party would have been entitled to had it participated in the drilling, reworking, deepening or plugging
          5    back of said well. Thereafter, such Non-Consenting Party shall be charged with and shall pay its proportionate part of the further costs of
          6 the operation of said well in accordance with the terms of this agreement and the Accounting Procedure attached hereto.
          7
          8
          9
         10 Notwithstanding the provisions of this Article Vl.B.2., it is agreed that without the mutual consent of all parties, no wells shall
         11 be completed in or produced from a source of supply from which a well located elsewhere on the Contract Area is producing, unless such
         12    well conforms to the then-existing well spacing pattern for such source of supply.
         13
         14
         15
         16 The provisions of this Article shall have no application whatsoever to the drilling of the initial well described in Article Vl.A.
         17    except (a) as to Article Vll.D.1. (Option No. 2), if selected, or
 (b) as to the reworking, deepening and plugging back of such initial well
         18    after it has been drilled to the depth specified in Article Vl.A
 . if it shall thereafter prove to be a dry hole or, if initially completed for
pro          19    auction, ceases to produce in paying quantities.
         20
         21
         22
         23    3. Stand-By Time: When a well which has been drilled or deepened has reached its authorized depth and all tests have been
         24 completed, and the results thereof furnished to the parties, stand-by costs incurred pending response to a party's notice proposing a
         25 reworking, deepening, plugging back or completing operation in such a well shall be charged and borne as part of the drilling or deepen
         26    ing operation just completed. Stand-by costs subsequent to all parties responding, or expiration of the response time permitted, whichever
         27    first occurs, and prior to agreement as to the participating interests of all Consenting Parties pursuant to the terms of the second gram
         28    matical paragraph of Article Vl.B.2, shall be charged to and borne as part of the proposed operation, but if the proposal is subsequently
         29 withdrawn because of insufficient participation, such stand-by costs shall be allocated between the Consenting Parties in the proportion
         30 each Consenting Party's interest as shown on Exhibit "A" bears to the total interest as shown on Exhibit "A" of all Consenting Par
         31    ties.
         32
         33
         34
         35    4. Sidetracking: Except as hereinafter provided, those provision of this agreement applicable to a "deepening" operation shall
         36 also be applicable to any proposal to directionally control and intentionally deviate a well from vertical so as to change the bottom hole
         37 location (herein called "sidetracking"), unless done to straighten the hole or to drill around junk in the hole or because of other
         38    mechanical difficulties. Any party having the right to
participate in a proposed sidetracking operation that does not own an interest in the
         39 affected well bore at the time of the notice shall, upon electing to participate, tender to the well bore owners its proportionate share (equal
         40 to its interest in the sidetracking operation) of the value of that portion of the existing well bore to be utilized as follows:
         41
         42
         43
         44    (a) If the proposal is for sidetracking an existing dry hole, reimbursement shall be on the basis of the actual costs incurred in
         45    the initial drilling of the well down to the depth at which the sidetracking operation is initiated.
         46
         47
         48
         49    (b) If the proposal is for sidetracking a well which has
previously produced, reimbursement shall be on the basis of the well's
         50    salvable materials and equipment down to the depth at which the sidetracking operation is initiated, determined in accordance with the
         51 provisions of Exhibit "C", less the estimated cost of salvaging and the estimated cost of plugging and abandoning.
         52
         53
         54
         55 In the event that notice for a sidetracking operation is given while the drilling rig to be utilized is on location, the response period
         56 shall be limited to twenty-four (24) hours exclusive of Saturday, Sunday and legal holidays; provided, however, any party may request and
         57 receive up to eight (8) additional days after expiratioof the twenty-four (24) hours within which to respond by paying for all stand-by time
         58    incurred during such extended response period. If more than one party elects to take such additional time to respond to the notice, stand
         59 by costs shall be allocated between the parties taking additional time to respond on a day-to-day basis in the proportion each exciting par
         60    ty's interest as shown on Exhibit "A" bears to the total interest as shown on Exhibit "A" of all the electing parties. In all other in
         61    stances the response period to a proposal for sidetracking shall be limited to thirty (30) days.
         65    C. TAKING PRODUCTION IN KIND:
         (I,
         67    Each party shall have the option, but not the obligation to take in kind or separately dispose of its proportionate share of all oil and gas produced from. the Contract Area,
         68    exclusive of production which may be used in development and producing operations and in preparing and treating oil and gas for
         69    marketing purposes and production unavoidably lost. Any extra expenditure incurred in the taking in kind or separate disposition by any
         70    party of its proportionate share of the production shall be borne by such party. Any party taking its share of production in kind shall be


                                                                       -7

                A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT - 1982
                ARTICLE VI
                continued
            1   required to pay for only its proportionate share of such part of
 Operator's surface facilities which it uses.
            2
            3 Each party shall execute such division orders and contracts as may be necessary for the sale of its interest in production from
            4 the Contract Area, and, except as provided in Article Vll.B., shall be entitled to receive payment directly from the purchaser thereof for
            5   its share of all production.
            6
            7 In the event any party shall fail to make the arrangements necessary to take in kind or separately dispose of its proportionate share of
            8 the oil produced from the Contract Area, Operator shall have the right, subject to the revocation at will by the party owning it, but not
            9   the obligation, to purchase such oil or sell it to others at any time and from time to time, for the account of the non-taking party at the
           10  best  price  reasonably  obtainable,   under  the  circumstances,
obtainable in the area for such production.Any such purchase or sale by Operator shall be subject always to the right of the
           11 owner of the production to exercise at any time its right to take in kind, or separatelydispose of, its share of all oil not previously
          12 delivered to a purchaser. Any purchase or sale by Operator of any other party's share ofoil shall be only for such reasonable periods of
           13 time as are consistent with the minimum needs of the industry under the particular circumstances, but in no event for a period in excess
           14of one (1) year.
           15
           16 In the event one or more parties' separate disposition of its share of the gas causes split-stream deliveries to separate pipelines and/or
           17 deliveries which on a day-to-day basis for any reason are not exactly equal to a party's respective proportionate share of total gas sales to
           18 be allocated to it, the balancing or accounting between the respective accounts of theparties shall be in accordance with any gas balancing
           19 agreement between the parties hereto, whether such an agreement is attached as Exhibit "E",or is a separate agreement.
           20
           21  D. Access to Contract Area and Information:
           22
           23 Each party shall have access to the Contract Area at all reasonable times, at its sole cost and risk to inspect or observe operations,
           24  and  shall  have  access  at  reasonable   times  to  information
pertaining to the development or operation thereof, including Operator's books
           25   and records relating thereto. Operator, upon request, shall furnish each of the otherparties with copies of all forms or reports filed with
           26 governmental agencies, daily drilling reports, well logs, tank tables, daily gauge and run tickets and reports of stock on hand at the first of
           27 each month, and shad make available samples of any cores or cuttings taken from any well drilled on the Contract Area. The cost of
           28 gathering and furnishing information to Non-Operator, other than that specified above, shall be charged to the Non-Operator that re
           29  quests the information.
           30
           31  E. Abandonment of Wells:
           32
           33 1. Abandonment of Dry Holes: Except for any well drilled or deepened pursuant to Article Vl.B.2., any well which has been
           34 drilled or deepened under the terms of this agreement and is proposed to be completed as a dry hole shall not be plugged and abandoned
           35   without the consent of all parties. Should Operator, after diligent effort, be unable to contact any party, or should any party fail to reply
           36 within twenty-four (24) hours (Exclusive of Saturday, Sunday and legal holidays) after receipt of notice of the proposal to plug and abandon
           37 such well, such party shall be deemed to have consented to the proposed abandonment. All such wells shall be plugged and abandoned in
           38 accordance with applicable regulations and at the cost, risk and expense of the parties who participated in the cost of drilling or deepening
           39   such well. Any party who objects to plugging and abandoning such well shall have the right to take over the well and conduct further
           40  operations in search of oil and/or gas subject to the provisions
  of Article Vl.B.            41
           42 2. Abandonment of Wells that have Produced: Except for any well in which a Non-Consent operation has been conducted
           43 hereunder for which the Consenting Parties have not been fully reimbursed as herein provided, any well which has been completed as a
           44   producer shall not be plugged and abandoned without the consent of all parties. If all parties consent to such abandonment, the well shall
           45   be plugged and abandoned in accordance with applicable
regulations and at the cost, risk and expense of all the parties hereto. If, within
           46 thirty (30) days after receipt of notice of the proposed abandonment of any well, all parties do not agree to the abandonment of such well,
           47 those wishing to continue its operation from the interval(s) of the formation(s) then open to production shall tender to each of the other
           48    parties its proportionate share of the value of the well's salvable material and equipment, determined in accordance with the provisions of
           49   Exhibit "C", less the estimated cost of salvaging and the
estimated cost of plugging and abandoning. Each abandoning party shall assign
           50   the non-abandoning parties, without warranty, express or
implied, as to title or as to quantity, or fitness for use of the equipment and
           51 material, all of its interest in the well and related equipment, together with its interest in the leasehold estate as to, but only as to, the in
           52 terval or intervals of the formation or formations then open to production. If the interest of the abandoning party is or includes an oil and
           53   gas interest, such party shall execute and deliver to the
non-abandoning party or parties an oil and gas lease, limited to the interval or in
           54    tervals of the formation or formations then open to production, for a term of one (1) year and so long thereafter as oil and/or gas is pro
           55 duced from the interval or intervals of the formation or formations covered thereby, such lease to be on the form attached as Exhibit
           56
           57
           58
           60
           61
           62
           63
           70




                                                                       -8

       A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT -1982
       ARTICLE VI
       continued
   1   "B". The assignments or leases so limited shall encompass the "drilling unit" upon which the well is located. The payments by, and the
   2   assignments or leases to, the assignees shall be in a ratio based upon the relationship of their respective percentage of participation in the
   3   Contract Area to the aggregate of the percentages of participation in the
 Contract Area of all assignees. There shall be no readjustment of
   4   interests in the remaining portion of the Contract Area.
   5
   6   Thereafter, abandoning parties shall have no further responsibility, liability, or interest in the operation of or production from
   7   the well in the interval or intervals then open other than the royalties retained in any lease made under the terms of this Article. Upon re
   8   quest, Operator shall continue to operate the assigned well for the account of the non-abandoning parties atthe rates and charges con
   9 templated by this agreement, plus any additional cost and charges which may arise as the result of the separate ownership of the assigned
  10   well. Upon proposed abandonment of the producing interval(s) assigned or leased, the assignor or lessor shall then have the option to
  11 repurchase its prior interest in the well (using the same valuation formula) and participate in further operations therein subject to the pro
  12   visions hereof.
  13
  14   3. Abandonment of Non-Consent Operations: The provisions of Article Vl.
E.1. or Vl.E.2. above shall be applicable as between
  15 Consenting Parties in the event of the proposed abandonment of any well excepted from said Articles; provided, however, no well shall be
  16 permanently plugged and abandoned unless and until all parties having the right to conduct further operations therein have been notified
  17 of the proposed abandonment and afforded the opportunity to elect to take over the well in accordance with the provisions of this Article
  18   Vl.E.
  19
  20   ARTICLE Vll.
  21   EXPENDITURES AND LIABILITY OF PARTIES
  22
  23   A. Liability of Parties:
  24
  25   The liability of the parties shall be several, not joint or collective.
Each party shall be responsible only for its obligations, and
  26   shall be liable only for its proportionate share of the costs of developing and operating the Contract Area. Accordingly, the liens granted
  27   among the parties in Article Vll.B. are given to secure only the debts of each severally. It is not the intention of the parties to create, nor
  28 shall this agreement be construed as creating, a mining or other partnership or association, or to render the parties liable as partners.
  29
  30   B. Liens and Payment Defaults:
  31
  32   Each Non-Operator grants to Operator a lien upon its oil and gas rights in the Contract Area, and a security interest in its share
  33 of oil and/or gas when extracted and its interest in all equipment, to secure payment of its share of expense, together with interest thereon
  34   at the rate provided in Exhibit "C". To the extent that Operator has a security interest under the Uniform Commercial Code of the
  35   state, Operator shall be entitled to exercise the rights and remedies of a secured party under the Code. The bringing of a suit and the
  36   obtaining of judgment by Operator for the secured indebtedness shall not be deemed an election of remedies or otherwise affect the lien
  37   rights or security interest as security for the payment thereof. In addition, upon default by any Non-Operator in the payment of its share
  38 of expense, Operator shall have the right, without prejudice to other rights or remedies, to collect from the purchaser the proceeds from
  39   the sale of such 19on'Operator's share of oil and/or gas until the amount owed by such Non-Operator, plus interest, has been paid. Each
  40   purchaser shall be entitled to rely upon Operator's written statement concerning the amount of any default.
Operator grants a like lien
  41   and security interest to the Non Operators to secure payment of
Operator's proportionate share of expense.
  42
  43   If any party fails or is unable to pay its share of expense within sixty
(60) days after rendition of a statement therefor by
  44 Operator, the non defaulting parties, including Operator, shall, upon request by Operator, pay the unpaid amount in the proportion that
  45   the interest of each such party bears to the interest of all such parties. Each party so paying its share of the unpaid amount shall, to obtain
  46   reimbursement thereof, be subrogated to the security rights described in the foregoing paragraph.
  47
  48   C. Payments and Accounting:
  49
  50   Except as herein otherwise specifically provided, Operator shall promptly pay and discharge expenses incurred in the development
  51 and operation of the Contract Area pursuant to this agreement and shall charge each of the parties hereto with their respective propor
  52   tionate shares upon the expense basis provided in Exhibit "C". Operator shall keep an accurate record of the joint account hereunder,
  53   showing expenses incurred and charges and credits made and received.
  54
  55 Operator, at its election, shall have the right from time to time to demand and receive from the other parties payment in advance
  56   of their respective shares of the estimated amount of the expense to be incurred in operations hereunder during the next succeeding
  57 month, which right may be exercised only by submission to each such party of an itemized statement of such estimated expense, together
  58   with an invoice for its share thereof. Each such statement and invoice for the payment in advance of estimated expense shall be submitted
  59   on or before the 20th day of the next preceding month. Each party shall pay to Operator its proportionate share of such estimate within
  60   fifteen (15) days after such estimate and invoice is received. If any party fails to pay its share of said estimate within said time, the amount
  61   due shall,hear interest as provided in Exhibit "C" until paid. Proper adjustment shall be made monthly between advances and actual ex
  62   pense to the end that each party shall bear and pay its proportionate share of actual expenses incurred, and no more. it's
  63
  64   D. Limitation of Expenditures:
  65
  66   1. Drill or Deepen: Without the consent of all parties, no well shall he drilled or deepened, except any well drilled orldeepened
  67   pursuant to the provisions of Article Vl.B.2. of this agreement.
Consent to the drilling or deepening shall include:
  70

       A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT - 1982
       ARTICLE VII
       continued
   1   C1 Option No. 1: All necessary expenditures for the drilling or deepening, testing, completing and equipping of the well, including
   2   necessary tankage and/or surface facilities.
   3
   4   C1 Option No. 2: All necessary expenditures for the drilling or deepening and testing of the well. When such well has reached its
   5 authorized depth, and all tests have been completed, and the results thereof furnished to the parties, Operator shall give immediate notice
   6   to the Non-Operators who have the right to participate in the completion costs. The parties receiving such notice shall have twenty-four (24)
   7   Hours (exclusive of Saturday, Sunday and legal holidays) in which to elect to participate in the setting of casing and the completion at
   8   tempt. Such election, when made, shall include consent to all necessary expenditures for the completing and equipping of such well, in
   9   eluding necessary tankage and/or surface facilities. Failure of any party receiving such notice to reply within the period above fixed shall
  10   constitute an election by that party not to participate in the cost of the completion attempt. If one or more, but less than all of the parties,
  11   elect to set pipe and to attempt a completion, the provisions of Article
 Vl.B.2. hereof (the phrase "reworking, deepening or plugging
  12   back" as contained in Article Vl.B.2. shall be deemed to include
"completing") shall apply to the operations thereafter conducted by less
  13   than all parties.
  14
  15   2. Rework or Plug Back: Without the consent of all parties, no well shall be reworked or plugged back except a well reworked or
  16   plugged back pursuant to the provisions of Article Vl.B.2. of this agreement. Consent to the reworking or plugging back of a well shall
  17 include all necessary expenditures in conducting such operations and completing and equipping of said well, including necessary tankage
  18   and/or surface facilities.
  19
  20   3. Other Operations: Without the consent of all parties, Operator shall not undertake any single project reasonably estimated
  21   to require an expenditure in excess of thirty thousand dollars
($30,000.00)
  22 except in connection with a well, the drilling, reworking, deepening, completing, recompleting, or plugging back of which has been
  23 previously authorized by or pursuant to this agreement; provided, however, that, in case of explosion, fire, flood or other sudden
  24 emergency, whether of the same or different nature, Operator may take such steps and incur such expenses as in its opinion are required
  25 to deal with the emergency to safeguard life and property but Operator, as promptly as possible, shall report the emergency to the other
  26   parties. If Operator prepares an authority for expenditure (AFE) for its own use, Operator shall furnish any Non-Operator so requesting
  27 an information copy thereof for any single project costing in excess of thirty thousand 28 Dollars ($30,000.00) ) but less than the amount first set forth above in this paragraph.
  29
  30   E. Rentals, Shut-in Well Payments and Minimum Royalties:
  31
  32 Rentals, shut-in well payments and minimum royalties which may be required under the terms of any lease shall be paid by the
  33   party or parties who subjected such lease to this agreement at its or their expense. In the event two or more parties own and have con
  34 tributed interests in the same lease to this agreement, such parties may designate one of such parties to make said payments for and on
  35   behalf of all such parties. Any party may request, and shall be entitled to receive, proper evidence of all such payments. In the event of
  36 Failure to make proper payment of any rental, shut-in well payment or minimum royalty through mistake or oversight where such pay
  37 ment is required to continue the lease in force, any loss which results from such non-payment shall be borne in accordance with the pro
  38   visions of Article IV.B.2.
  39
  40   Operator shall notify Non Operator of the anticipated completion of a shut-in gas well, or the shutting in or return to production
  41 of a producing gas well, at least five (5) days (excluding Saturday, Sunday and legal holidays), or at the earliest opportunity permitted by
  42   circumstances, prior to taking such action, but assumes no liability for failure to do so. In the event of failure by Operator to so notify
  43 Non-Operator, the loss of any lease contributed hereto by Non-Operator for failure to make timely payments of any shut-in well payment
  44   shall be borne jointly by the parties hereto under the provisions of
Article IV.B.3.
  45
  46   F. Taxes:
  47
  48 Beginning with the first calendar year after the effective date hereof, Operator shall render for ad valorem taxation all property
  49 subject to this agreement which by law should be rendered for such taxes, and it shall pay all such taxes assessed thereon before they
  50   become delinquent. Prior to the rendition date, each Non Operator shall furnish Operator information as to burdens (to include, but not
  51   be limited to, royalties, overriding royalties and production payments)
on leases and oil and gas interests contributed by such Non
  52   Operator. If the assessed valuation of any leasehold estate is reduced by reason of its being subject to outstanding excess royalties, over
  53 riding royalties or production payments, the reduction in ad valorem taxes resulting therefrom shall inure to the benefit of the owner or
  54 owners of such leasehold estate, and Operator shall adjust the charge to such owner or owners so as to reflect the benefit of such reduc
  55   tion. If the ad valorem taxes are based in whole or in part upon separate valuations of each party's working interest, then notwithstanding
  56 anything to the contrary herein, charges to the joint account shall be made and paid by the parties hereto in accordance with the tax
  57   value generated by each party's working interest. Operator shall bill the other parties for their proportionate shares of all tax payments in
  58   the manner provided in Exhibit "C".
  59   At.
  60   If Operator considers any tax assessment improper, Operator may, at its discretion, protest within the time and manner
  61 prescribed by law, and prosecute the protest to a final determination, unless all parties agree to abandon the protest prior to fill deter
  62   mination. During the pendency of administrative or judicial proceedings,
Operator may elect to pay, under protest, all such taxed any
  63   interest and penalty. When any such protested assessment shall have been finally determined, Operator shall pay the tax for that ac
  64 count, together with any interest and penalty accrued, and the total cost shall then be assessed against the parties, and be paid b~ttem, as
  65   provided in Exhibit "C". , !Xi:
  66
  67 Each party shall pay or cause to be paid all production, severance, excise, gathering and other taxes imposed upon gr~with~respect to
  68   the production or handling of such party's share of oil and/or gas produced under the terms of this agreement.

  70
                                                               -10

       A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT - 1982
       ARTICLE VII
       continued
   1   G. Insurance:
   2
   3   At all times while operations are conducted hereunder, Operator shall comply with the workmen's compensation law of
   4 the state where the operations are being conducted; provided, however, that Operator may be a selfinsurer for liability under said com
   5   pensation laws in which event the only charge that shall be made to the joint account shall be as provided in Exhibit "C". Operator shall
   6 also carry or provide insurance for the benefit of the joint account of the parties as outlined in Exhibit "D", attached to and made a part
   7   hereof. Operator shall require all contractors engaged in work on or for the Contract Area to comply with the workmen's compensation
   8 law of the state where the operations are being conducted and to maintain such other insurance as Operator may require.
   9
  10 In the event automobile public liability insurance is specified in said Exhibit "D", or subsequently receives the approval of the
  11 parties, no direct charge shall be made by Operator for premiums paid for such insurance for Operator's automotive equipment.
  12
  13   ARTICLE VIII.
  14   ACQUISITION, MAINTENANCE OR TRANSFER OF INTEREST
  15
  16   A. Surrender of Leases:
  17
  18 The leases covered by this agreement, insofar as they embrace acreage in the Contract Area, shall not be surrendered in whole
  19   or in part unless all parties consent thereto.
  20
  21   However, should any party desire to surrender its interest in any lease or in any portion thereof, and the other parties do not
  22 agree or consent thereto, the party desiring to surrender shall assign, without express or implied warranty of title, all of its interest in
  23   such lease, or portion thereof, and any well, material and equipment which may be located thereon and any rights in production
  24   thereafter secured, to the parties not consenting to such surrender.
Upon such assignment , the assigning party shall be relieved from all
  28   obligations thereafter accruing, but not theretofore accrued, with respect to the interest assigned  and the operation of any well
  29   attributable thereto, and the assigning party shall have no further interest in the assigned  premises and its equipment and pro
  30   auction other than the royalties retained in any lease made under the terms of this Article. The party assignee or lessee shall pay to the
  31   party assignor or lessor the reasonable salvage value of the latter's interest in any wells and equipment attributable to the assigned
  32   ~ acreage. The value of all material shall be determined in accordance with the provisions of Exhibit "C", less the estimated cost of
  33   salvaging and the estimated cost of plugging and abandoning.
If the assignment  is in favor of more than one party, the interest
  34 shall be shared by such parties in the proportions that the interest of each bears to the total interest of all such parties.
  35
  36 Any assignment, ICU_Q or surrender made under this provision shall not reduce or change the assignor's,' or surrendering
  37   party's interest as it was immediately before the assignment,surrender i the balance of the Contract Area; and the acreage
  38   assigned,r surrendered, and subsequent operations thereon, shall not thereafter be subject to the terms and provisions of this
  39   agreement.
  40
  41   B. Renewal or Extension of Leases:
  42
  43 If any party secures a renewal of any oil and gas lease subject to this agreement, all other parties shall be notified promptly, and
  44 shall have the right for a period of thirty (30) days following receipt of such notice in which to elect to participate in the ownership of the
  45 renewal lease, insofar as such lease affects lands within the Contract Area, by paying to the party who acquired it their several proper pro
  46 portionate shares of the acquisition cost allocated to that part of such lease within the Contract Area, which shall be in proportion to the
  47   interests held at that time by the parties in the Contract Area.
  48
  49 If some, but less than all, of the parties elect to participate in the purchase of a renewal lease, it shall be owned by the parties
  50 who elect to participate therein, in a ratio based upon the relationship of their respective percentage of participation in the Contract Area
  51 to the aggregate of the percentages of participation in the Contract Area of all parties participating in the purchase of such renewal lease.
  52   Any renewal lease in which less than all parties elect to participate shall not be subject to this agreement.
  53
  54   Each party who participates in the purchase of a renewal lease shall be given an assignment of its proportionate interest therein
  55   by the acquiring party.
  56
  57 The provisions of this Article shall apply to renewal leases whether they are for the entire interest covered by the expiring lease
  58   or cover only a portion of its area or an interest therein. Any renewal lease taken before the expiration of its predecessor lease, or taken or
  59 contracted for within six (6) months after the expiration of the existing lease shall be subject to this provision; but any lease taken or con
  60 tracted for more than six (6) months after the expiration of an existing lease shall not be deemed a renewal lease and shall not be~bject to
  61   the provisions of this agreement.
  62
  63   The provisions in this Article shall also be applicable to extensions of oil and gas leases.
  64
  65   C. Acreage or Cash Contributions:
  66
  67   While this agreement is in force, if any party contracts for a contribution of cash towards the drilling of a well or ~any. other
  68 operation on the Contract Area, such contribution shall be paid to the party who conducted the drilling or other Operation and shall be
  69   applied by it against the cost of such drilling or other operation.
If the contribution he in the form of acreage, the party to whom the con
  70 tribution is made shall promptly tender an assignment of the acreage, without warranty of title, to the Drilling Parties in the proportions

                                                               -11

 .

       A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT -1982
       ARTICLE VIII
       continued
   1   said Drilling Parties shared the cost of drilling the well. Such acreage shall become a separate Contract Area and, to the extent possible, be
   2   governed by provisions identical to this agreement. Each party shall promptly notify all other parties of any acreage or cash contributions
   3   it may obtain in support of any well or any other operation on the
Contract Area. The above provisions shall also be applicable to op
   4 tional rights to earn acreage outside the Contract Area which are in support of a well drilled inside the Contract Area.
   5
   6 If any party contracts for any consideration relating to disposition of such party's share of substances produced hereunder, such
   7   consideration shall not be deemed a contribution as contemplated in this
 Article VIII.C.
   8
   9   D. Maintenance of Uniform Interest:
  10
  11   For the purpose of maintaining uniformity of ownership in the oil and gas leasehold interests covered by this agreement, no
  12 party shall sell, encumber, transfer or make other disposition of its interest in the leases embraced within the Contract Area and in wells,
  13   equipment and production unless such disposition covers either:
  14   ~
  15   1. the entire interest of the party in all leases and equipment and production; or
  16
  17   2. an equal undivided interest in all leases and equipment and production in the Contract Area.
  18
  19   Every such sale, encumbrance, transfer or other disposition made by any party shall be made expressly subject to this agreement
  20   and shall be made without prejudice to the right of the other parties.
  21
  22   If, at any time the interest of any party is divided among and owned by four or more co-owners, Operator, at its discretion, may
  23 require such co-owners to appoint a single trustee or agent with full authority to receive notices, approve expenditures, receive billings for
  24 and approve and pay such party's share of the joint expenses, and to deal generally with, and with power to bind, the co owners of such
  25 party's interest within the scope of the operations embraced in this agreement; however, all such co-owners shall have the right to enter
  26   into and execute all contracts or agreements for the disposition of their respective shares of the oil and gas produced from the Contract
  27   Area and they shall have the right to receive, separately, payment of the sale proceeds thereof.
  28
  29   E. Waiver of Rights to Partition:
  30
  31   If permitted by the laws of the state or states in which the property covered hereby is located, each party hereto owning an
  32   undivided interest in the Contract Area waives any and all rights it may have to partition and have set aside
to it in severally its undivided
  33   interest therein.
  34
  35
  47                                           ARTICLE IX.
  48                                 INTERNAL REVENUE CODE ELECTION
  49
  50
  67




                                                              -12

A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT - 1982

1   ARTICLE X.
   2   CLAIMS AND LAWSUITS
   3
   4 Operator may settle any single uninsured third party damage claim or suit arising from operations hereunder if the expenditure
   5   does not exceed twenty thousand Dollars
   6   ($20,000.00) and if the payment is in complete settlement of such claim or suit. If the amount required for settlement ex
   7 ceeds the above amount, the parties hereto shall assume and take over the further handling of the claim or suit, unless such authority is
   8 delegated to Operator All costs and expenses of handling, settling, or otherwise discharging such claim or suit shall be at the joint ex
   9   pense of the parties participating in the operation from which the claim or suit arises. If a claim is made against any party or if any party is
  10 sued on account of any matter arising from operations hereunder over which such individual has no control because of the rights given
  11 Operator by this agreement, such party shall immediately notify all other parties, and the claim or suit shall be treated as any other claim
  12   or suit involving operations hereunder.
  13
  14   ARTICLE XI.
  15   FORCE MAJEURE
  16
  17 If any party is rendered unable, wholly or in part, by force majeure to carry out its obligations under this agreement, other than
  18 the obligation to make money payments, that party shall give to all other parties prompt written notice of the force majeure with
  19   reasonably full particulars concerning it; thereupon, the obligations of the party giving the notice, so far as they are affected by the force
  20   majeure, shall be suspended during, but no longer than, the continuance of the force majeure. The affected party shall use all reasonable
  21   diligence to remove the force majeure situation as quickly as practicable
  22
  23 The requirement that any force majeure shall be remedied with all reasonable dispatch shall not require the settlement of strikes,
  24 lockouts, or other labor difficulty by the party involved, contrary to its wishes; how all such difficulties shall be handled shall be entirely
  25   within the discretion of the party concerned.
  26
  27 The term "force majeure", as here employed, shall mean an act of God, strike, lockout, or other industrial disturbance, act of
  28 the public enemy, war, blockade, public riot, lightning, fire, storm, flood, explosion, governmental action, governmental delay, restraint
  29   or inaction, unavailability of equipment, and any other cause, whether of the kind specifically enumerated above or otherwise, which is
  30   not reasonably within the control of the party claiming suspension.
  31
  32   ARTICLE XII.
  33   NOTICES
  34
  35   All notices authorized or required between the parties and required by any of the provisions of this agreement, unless otherwise
  36 specifically provided, shall be given in writing by mail or telegram, postage or charges prepaid, or by telex or telecopier and addressed to
  37   the parties to whom the notice is given at the addresses listed on
Exhibit "A". The originating notice given under any provision hereof
  38 shall be deemed given only when received by the party to whom such notice is directed, and the time for such party to give any notice in
  39   response thereto shall run from the date the originating notice is received. The second or any responsive notice shall be deemed given
  40   when deposited in the mail or with the telegraph company, with postage or charges prepaid, or sent by telex or telecopier. Each party
  41 shall have the right to change its address at any time, and from time to time, by giving written notice thereof to all other parties.
  42
  43   ARTICLE Xlil.
  44   TERM OF AGREEMENT
  45
  46   This agreement shall remain in full force and effect as to the oil and gas leases and/or oil and gas interests subject hereto for the
  47 period of time selected below; provided, however, no party hereto shall ever be construed as having any right, title or interest in or to any
  48   lease or oil and gas interest contributed by any other party beyond the term of this agreement.
  49
  50   [X] Option No. 1: So long as any of the oil and gas leases subject to this agreement remain or are continued in force as to any part
  51   of the Contract Area, whether by production, extension, renewal or otherwise.
  52
  53   [] Option No. 2: In the event the well described in Article Vl.A., or any subsequent well drilled under any provision of this
  54 agreement, results in production of oil and/or gas in paying quantities, this agreement shall continue in force so long as any such well or
  55   wells produce, or are capable of production, and for an additional period of days from cessation of all production; provided,
  56 however, if, prior to the expiration of such additional period, one or more of the parties hereto are engaged in drilling, reworking, deepen
  57 ing, plugging back, testing or attempting to complete a well or wells hereunder, this agreement shall continue in force until such opera
  58   tions have been completed and if production results therefrom, this agreement shall continue in force as provided herein. In the patent the
  59 well described in Article Vl.A., or any subsequent well drilled hereunder, results in a dry hole, and no other well is producing, Capable
  60 of producing oil and/or gas from the Contract Area, this agreement shall terminate unless drilling, deepening, plugging back d(~rework
  61 ing operations are commenced within days from the date of abandonment of said well. ~ 62 It is agreed, however, that the termination of this agreement shall not relieve any party hereto from any liability Mach has
  64   accrued or attached prior to the date of such termination.
  65
  70


                                                                      -13

A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT -1982

   1   ARTICLE XIV.
   2   COMPLIANCE WITH LAWS AND REGULATIONS
   3
   4   A. Laws, Regulations and Orders:
   5
   6 This agreement shall be subject to the conservation laws of the state in which the Contract Area is located, to the valid rules,
   7 regulations, and orders of any duly constituted regulatory body of said state; and to all other applicable federal, state, and local laws, or
   8   dinances, rules, regulations, and orders.
   9
  10   B. Governing Law:
  11
  12   This agreement and all matters pertaining hereto, including, but not limited to, matters of performance, non-performance, breach,
  13   remedies, procedures, rights, duties and interpretation or construction, shall be governed and determined by the law of the state in which
  14    the Contract Areaislocated. If the Contract Area isin two or more states, the law of the state of California
  15    shall govern.
  16
  17    C. Regulatory Agencies:
  18
  19 Nothing herein contained shall grant, or be construed to grant, Operator the right or authority to waive or release any rights,
  20 privileges, or obligations which Non-Operators may have under federal or state laws or under rules, regulations or orders promulgated
  21 under such laws in reference to oil, gas and mineral operations, including the location, operation, or production of wells, on tracts offset
  22   tiny or adjacent to the Contract Area.
  23
  24 With respect to operations hereunder, Non Operators agree to release Operator from any and all losses, damages, injuries, claims
  25   and causes of action arising out of, incident to or resulting directly or indirectly from Operator's interpretation or application of rules,
  26   rulings, regulations or orders of the Department of Energy or predecessor or successor agencies to the extent such interpretation or ap
  27   plication was made in good faith. Each Non-Operator further agrees to reimburse Operator for any amounts applicable to such Non
  28   Operator's share of production that Operator may be required to refund, rebate or pay as a result of such an incorrect interpretation or
  29 application, together with interest and penalties thereon owing by Operator as a result of such incorrect interpretation or application.
  30
  31   Non-Operators authorize Operator to prepare and submit such documents as may be required to be submitted to the purchaser
  32 of any crude oil sold hereunder or to any other person or entity pursuant to the requirements of the "Crude Oil Windfall Profit Tax Act
  33 of 1980", as same may be amended from time to time ("Act"), and any valid regulations or rules which may be issued by the Treasury
  34   Department from time to time pursuant to said Act. Each party hereto agrees to furnish any and all certifications or other information
  35 which is required to be furnished by said Act in a timely manner and in sufficient detail to permit compliance with said Act.
  36
  37   ARTICLE XV.
  38   OTHER PROVISIONS
  39
  40
  41
  42
  43
  44
  45
  46
  47
  48
  49
  50
  51
  52
  53
  54
  55
  56
  57
  58
  59
  60
  61
  62
  63
  64
  65
  66
  67
  68
  69
  70

                                        Article XV

Other Provisions
 A. Failure to Take Gas Production In-Kind:
          Notwithstanding the provisions of Article VI.C., in the event any party shall fail to make the arrangements necessary to take in-kind or separately dispose of its share of gas production from the
 Contract Area, the non-taking party shall have the right to request that the Operator purchase or sell to others such gas production for the account of the non-taking party at the best price reasonably obtainable under the circumstances in the area for such production, and the Operator shall have the right, but not the obligation to do so. Such requests shall be revocable at will by the party owning such gas production an the owner of such production may, at any time, exercise its right to revoke such request and to take in-kind or separately dispose of its share of gas production from the Contract
 Area, or to elect to be an "underproduced party". Any purchase or sale by Operator of any party's share of gas shall be only for such reasonable periods of time as are consistent with the minimum needs of the industry under the particular circumstances, but in no event for a period in excess of one (1) year.
 B. Insurance:
          Except as provided in Exhibit '1)", all damage or injury to the Contract Area and property thereon shall be borne by the parties hereto in proportion to their interest therein. The liability, if any, of the parties hereto in damages for claims growing out of personal injury to or death of third parties or injury to or destruction of property of third parties resulting from operations conducted hereunder shall be borne in proportion to their interests in the Contract Area, and each party individually may acquire such insurance as it deems proper to protect itself against such claims.
 C. Taxes:
          If Operator is required hereunder to pay ad valorem taxes based in whole or in part upon separate valuations of each party?s working interest, then notwithstanding anything to the contrary herein, charges to the joint account shall be made and paid by the parties herein in accordance with the percentage of tax value generated by each party's working interest.

  A.A.P.L. FORM 610 - MODEL FORM OPERATING AGREEMENT - 1982


   1                                                        ARTICLE XVI.
    2                                                        MISCELLANEOUS
    3
    4This agreement shall be binding upon and shall inure to the benefit of the parties hereto and to their respective heirs, devisers,
    5 legal representatives, successors and assigns.
    6
    7This instrument may be executed in any number of counterparts, each of which shall be considered an original for all purposes.
    8
   9         IN WITNESS WHEREOF, this agreement shall be effective as of   day
of , 19 9 6
   10
   11
   12        OPERATOR
   13
   14
  5                                                    Saba Petroleum, Inc.
                                       BY:
  17
  18                                                   Title: President
  19
  20
  21
  22                                                   NON-OPERATORS
  23
  24
  25
  26                                                   Geo Petroleum, Inc.
  27                                                   By:
  29                                                   Gerald T. Raydon
                                    President
  30
  31
  32
  33
  34
  35
  36
  37
  38
  39
  40
  41
  42
  43
  44
  45
  46
  47
  48
  49
  50
  51
  52
  53
  54
  55
  56
  57
  58
  59
  60
  63
  70



     EXHIBIT "A"

                                                           Attached to and made a part ofthat certain Operating
                                                      Agreement dated December , 1996, by and between Saba Petroleum,Inc., as "Operator", and Geo Petroleum, Inc., as "Non-Operator"

  1.      Identification of Lands subject to this Agreement:
          Portions of projected Sections 31 and 32 T2N, R23W and Sections 5 and
          6, TIN, R23W, S.B.B.& M. Ventura County, CA

  2.      Percentage Interest of Parties:
                          Working Interests
            Before Payout                     After Payout
            Saba Petroleum, Jnc. 100%         66.67%
            Geo Petroleum, Inc. 0%            33.33%
  3.      Addresses of Parties:
          Saba Petroleum, Inc.
                   201 N. Salsipuedes St., Suite 104
                   Santa Barbara,CA 93103
  4.      See Attached





Exhibit "A" (Continued)
                                                                                               Attached to and Made Part of

                                                                                        Operating Agreement Dated, December ~ 1996
                                                                                                Ventura County,Ca]ifonia


  LESSOR                      LESSEE                     DATE          RECORDING DATA          DESCRIPTION OF PROPERTY

  Vaca Tar Sand Unit Leases

  E.E. Lenox, Single Man      Raleigh P. Trimble      04-24-34       Book:426 Page: 241    Part of the Rancho el Rio a la Colonia
                                                                                           known as the west 80 acres of the 119.24
                                                                                           acres in subdivisions numbered 53 and 54,
                                                                                           lying between the Sturgis Road, the
                                                                                           Railroad and the Wolff Road, containing
                                                                                           80 acres.

  John Hollis Lenox and      Exeter Oil Company       06-04-46       Book:777 Page: 232    39 acres, more or less, out of subdivion
  Alice Lenox                Ltd. and Vaca Oil                                             53 of Rancho el Rio de Santa Clara o la
                             Company                                                       Coloia.


  W.R Livingston             Raleigh P. Trimble       04-26-34       Book:461 Page: 267     159.5 acres, more or less out of
                                                                                            subdivision 53 of Rancho el Rio de Santa
                                                                                            Clara 0 la Colonial

Robert S. Livingston         Raleigh P. Trimble      04-26-34        Book:460 Page: 478     Insofar and only insofar as lease cover
and Mayrie Daily                                                                            149.10 acres, more or less out of
Livingston, his wife                                                                        subdivision 53 and 55 of Rancho el Rio
                                                                                            de Santa Clara O la Colonial









Exhibit "A" (Continued)


Attached to and Made Part of
Operating Agreement Dated, December , 1996
Ventura County, California

(Continued


  LESSOR                       LESSEE                      DATE               RECORDINGDATA        DESCRIPTUION OF PROPERTY
                                                                              Document Number
 Non-Unit Lease

  Clarence W. Hunsucker,       Sun Operating Limited      04-02-86              86-128442        Parcels B. C ~ D of Subdivision 55
  J. Thomas Hunsucker          Partnership                                                       of the Rancho E1 Rio De Santa Clara
  and Evelyn Hunsucker                                                                           O'La Colonia in the
  AKA Evelyn N.                                                                                  County of Ventura State of
  Hunsucker,                                                                                     California according to the map
  ADA Eva Newman                                                                                 recorded in Book 3, page 112 of
  Hunsucker                                                                                      maps,  in the office of the County
  Trustees of the Thomas                                                                         Recorder  of said county. Together
  O.Hunsucker Family Trust;                                                                      with those portions of Sturgis
  Clarence W Hunsucker                                                                           Road, Pleasant Valley Road, and
  as Executor of the                                                                             Wood Road as said roads are shown
  Estate of Thomas O.                                                                            on said map lying northerly,
  Hunsucker deceased                                                                             northwesterly, and westerly
                                                                                                 respectively of the centerline of
                                                                                                 said roads.EXCEPT that portion of
                                                                                                 said land lying northerly of the
                                                                                                 following  described and line:
                                                                                                 Beginning at a point in the
                                                                                                 centerline of Wood Road, distant
                                                                                                 thereon South 0(degree) 23' 58"
                                                                                                 West 1182.96 feet from the
                                                                                                 intersection thereof with the
                                                                                                 westerly prolongation of the
                                                                                                 northerly line of subdivision 58 of
                                                                                                 said Rancho; thence, 1st: North  88
                                                                                                 (degree)  48' 34'  West  3376.48
                                                                                                 feet  more or less to a point  in
                                                                                                 the westerly line of said
                                                                                                 Subdivision 55


  EXHIBIT              "C"
    1 Attached to and made a part of Operating Agreement dated 1996, by and between Saba Petroleum, Inc, , as Operator and Geo Petroleum, Inc.
  3      as Non-operator.
  4
  s
  6
  7
  8      ACCOUNTING PROCEDURE
  9
  10     JOINT OPERATIONS
  11
  12     I. GENERAL PROVISIONS
  13
  14 1. Definitions
  15
  16     "Joint Property" shall mean the real and personal property subject to the agreement to which this Accounting Procedure
  17     is attached.
  18     "Joint Operations" shall mean all operations necessary or proper for the development, operation, protection and
  19     maintenance of the Joint Property.
  20     "Joint Account" shall mean the account showing the charges paid and credits received in the conduct of the Joint
  21     Operations and which are to be shared by the Parties.
  22     "Operator" shall mean the party designated to conduct the Joint
Operations.
  23     "Non-Operators" shall mean the Parties to this agreement other than the
 Operator.
  24     "Parties" shall mean Operator and Non-Operators.
  25     "First Level Supervisors" shall mean those employees whose primary function in Joint Operations is the direct
  26     supervision of other employees and/or contract labor directly employed on the Joint Property in a field operating
  27     capacity.
  28     "Technical Employees" shall mean those employees having special and specific engineering, geological or other
  29     professional skills, and whose primary function in Joint Operations is the handling of specific operating conditions and
  30     problems for the benefit of the Joint Property.
  31     "Personal Expenses" shall mean travel and other reasonable reimbursable expenses of Operator's employees.
  32     "Material" shall mean personal property, equipment or supplies acquired or held for use on the Joint Property.
  33     "Controllable Material" shall mean Material which at the time is so classified in the Material Classification Manual as
  34     most recently recommended by the Council of Petroleum Accountants
Societies.
  35
  36   2.Statement and Billings
  37
  38     Operator shall bill Non-Operators on or before the last day of each month for their proportionate share of the Joint
  39     Account for the preceding month. Such bills will be accompanied by statements which identify the authority for
  40     expenditure, lease or facility, and all charges and credits summarized by appropriate classifications of investment and
  41     expense except that items of Controllable Material and unusual charges and credits shall be separately identified and
  42     fully described in detail.
  43
  44   3.Advances and Payments by Non-Operators
  45
  46 A.Unless otherwise provided for in the agreement, the Operator may require the Non-Operators to advance their 47 share of estimated cash outlay for the succeeding month's operation within fifteen (15) days after receipt of the
  48   billing or by the first day of the month for which the advance is required, whichever is later. Operator shall adjust
  49   each monthly billing to reflect advances received from the Non-Operators.
  50
  51   B.Each Non-Operator shall pay its proportion of all bills within fifteen
 (15) days after receipt. If payment is not made
  52 within such time, the unpaid balance shall bear interest monthly at the prime rate in effect at Citibank 53 New York on the first day of the month in which delinquency occurs plus 1% or the 54 maximum contract rate permitted by the applicable usury laws in the state in which the Joint Property is located,
  55 whichever is the lesser, plus attorney's fees, court costs, and other costs in connection with the collection of unpaid
  56   amounts.
  57
  58 4. Adjustments
  59
  60             Payment of any such bills shall not prejudice the right of any
 Non-Operator to protest or question the correctness thereof;
  61                        provided, however, all bills and statements rendered
 to Non-Operators by Operator during any calendar year shall
  62                    conclusively be presumed to be true and correct after
twenty-four (24) months following the end of any such calendar
  B3 year, unless within the said twenty-four (24) month period a Non-Operator takes written exception thereto and makes
  B4                   claim on Operator for adjustment. No adjustment favorable
 to Operator shall be made unless it is made within the same
  B5                prescribed period. The provisions of this paragraph shall
not prevent adjustments resulting from a physical inventory of
  66 Controllable Material as provided for in Section V.
  B7
  68
  69
  70

                   COPAS- 1984 - ONSHORE
                   Recommended by the Council
                   of Petroleum Accountants
               Societies
   15. Audits
   2
   3         A.    A Non-Operator, upon notice in writing to Operator and all other Non-Operators, shall have the right to audit
   4               Operator's accounts and records relating to the Joint Account for any calendar year within the twenty-four
   5               (24) month period following the end of such calendar year;
provided, however, the making of an audit shall not
   6               extend the time for the taking of written exception to and the adjustments of accounts as provided for in
   7               Paragraph 4 of this Section I. Where there are two or more
Non-Operators, the Non-Operators shall make
   8               every reasonable effort to conduct a joint audit in a manner which will result in a minimum of inconvenience
   9               to the Operator. Operator shall bear no portion of the
Non-Operators' audit cost incurred under this
  10               paragraph unless agreed to by the Operator. The audits shall not be conducted more than once each year
  11               without prior approval of Operator, except upon the
 resignation or removal of the Operator, and shall be made
  12               at the expense of those Non-Operators approving such audit.
  13
  14         B.    The Operator shall reply in writing to an audit report within
 180 days after receipt of such report.
  15
  166. Approval By Non-Operators
  17
  18   Where an approval or other agreement of the Parties or Non-Operators is expressly required under other sections of
  19 this Accounting Procedure and if the agreement to which this Accounting Procedure is attached contains no 20 contrary provisions in regard thereto, Operator shall notify all Non-Operators of the Operator's proposal, and the
  21   agreement or approval of a majority in interest of the Non-Operators shall be controlling on all Non-Operators.
  22
  23
  24   II. DIRECT CHARGES
  25
  26   Operator shall charge the Joint Account with the following items:
  27
  28 1. Ecological and Environmental
  29
  30   Costs incurred for the benefit of the Joint Property as a result of governmental or regulatory requirements to satisfy
  31   environmental considerations applicable to the Joint Operations. Such costs may include surveys of an ecological or
  32 archaeological nature and pollution control procedures as required by applicable laws and regulations.
  33
  34 2. Rentals and Royalties
  35
  36   Lease rentals and royalties paid by Operator for the Joint Operations.
  37
  38 3. Labor
  39
  40               A. (1)          Salaries and wages of Operator's field
employees directly employed on the Joint Property in the conduct of
  41                     Joint Operations.
  42
  43               (2)   Salaries of First Level Supervisors in the field.
  44
  45               (3)   Salaries and wages of Technical Employees directly
employed on the Joint Property if such charges are
  46                     excluded from the overhead rates.
  47
  48               (4)   Salaries and wages of Technical Employees either
temporarily or permanently assigned to and directly
  49                     employed in the operation of the Joint Property if such
  charges are excluded from the overhead rates.
  50
  51               B. Operator's cost of holiday, vacation, sickness and
disability benefits and other customary allowances paid to
  52 employees whose salaries and wages are chargeable to the Joint Account under Paragraph 3A of this Section II.
  53               Such costs under this Paragraph 3B may be charged on a "when and as paid basis" or by "percentage assessment"
  54               on the amount of salaries and wages chargeable to the Joint
Account under Paragraph 3A of this Section II. If
  55               percentage assessment is used, the rate shall be based on the
 Operator's cost experience.   56
  57               C. Expenditures or contributions made pursuant to assessments imposed by governmental authority which are
  58 applicable to Operator's costs chargeable to the Joint Account under Paragraphs 3A and 3B of this Section II.
  59
  60               D. Personal Expenses of those employees whose salaries and wages are chargeable to the Joint Account under
  61               Paragraph 3A of this Section II.
  62
  63 4. Employee Benefits
  64
  65         Operator's current costs of established plans for employees' group life insurance, hospitalization, pension, retirement,
  66         stock purchase, thrift, bonus, and other benefit plans of a like nature, applicable to Operator's labor cost chargeable to the
  67         Joint Account under Paragraphs 3A and 3B of this Section II shall be Operator's actual cost not to exceed the percent
  68         most recently recommended by the Council of Petroleum Accountants
Societies.
  69
  70

       .
'
Societies
  1    12.   Insurance
  2
  3          Net premiums paid for insurance required to be carried for the
Joint Operations for the protection of the Parties. In the
  4          event Joint Operations are conducted in a state in which Operator may act as self-insurer for Worker's Compensation
  5          and/or Employers Liability under the respective state's laws,
 Operator may, at its election, include the risk under its self
  6 insurance program and in that event, Operator shall include a charge at Operator's cost not to exceed manual rates.
  7
  8    13.   Abandonment and Reclamation
  9
  10         Costs incurred for abandonment of the Joint Property, including costs required by governmental or other regulatory
  11         authority.
  12
  13 14. Communications
  14
  15         Cost of acquiring, leasing, installing, operating, repairing and maintaining communication systems, including radio and
  16         microwave facilities directly serving the Joint Property.
In the event communication facilities/systems serving the Joint
  17 Property are Operator owned, charges to the Joint Account shall be made as provided in Paragraph 8 of this Section II.
  18
  19   15.   Other Expenditures
  20
  21         Any other expenditure not covered or dealt with in the foregoing provisions of this Section II, or in Section III and which
  22         is of direct benefit to the Joint Property and is incurred by the
Operator in the necessary and proper conduct of the Joint
  23         Operations.
  24
  26         III. OVERHEAD
  27
  28 1. Overhead - Drilling and Producing Operations
  29
 30          i.    As compensation for administrative, supervision, office
services and warehousing costs, Operator shall charge
 31                drilling and producing operations on either:
 32
 33                (x ) Fixed Rate Basis, Paragraph 1A, or
 34                ( ) Percentage Basis, Paragraph 1B
 35
 36                Unless otherwise agreed to by the Parties, such charge shall be in lieu of costs and expenses of all offices and
 37                salaries or wages plus applicable burdens and expenses of all personnel, except those directly chargeable under
 38                Paragraph 3A, Section II. The cost and expense of services from outside sources in connection with matters of
 39                taxation, traffic, accounting or matters before or involving governmental agencies shall be considered as included in
 40                the overhead rates provided for in the above selected
Paragraph of this Section III unless such cost and expense are
 41                agreed to by the Parties as a direct charge to the Joint
Account.  42
 43          ii.   The salaries, wages and Personal Expenses of Technical
Employees and/or the cost of professional consultant
 44                services and contract services of technical personnel
directly employed on the Joint Property:
 45
 46                ( ) shall be covered by the overhead rates, or
 47                (X ) shall not be covered by the overhead rates.
 48
 49          iii.  The salaries, wages and Personal Expenses of Technical
Employees and/or costs of professional consultant services
 50                and contract services of technical personnel either
temporarily or permanently assigned to and directly employed in
 51                the operation of the Joint Property:
 52
 53                ( ) shall be covered by the overhead rates, or
 54                (X ) shall not be covered by the overhead rates.
 55
 56          A.    Overhead - Fixed Rate Basis
 57
 58          (1)   Operator shall charge the Joint Account at the following
rates per well per month:
 59
 60          Drilling Well Rate $5,500.00
 61          (Prorated for less than a full month)
 62
 63          Producing Well Rate $550.00
 64
 65          (2)   Application of Overhead - Fixed Rate Basis shall be as
                    follows:
 66
 67          (a)   Drilling Well Rate
 68
 69 (1) Charges for drilling wells shall begin on the date the well is spudded and terminate on the date 70 the drilling rig, completion rig, or other units used in completion of the well is released, whichever

                                     COPAS- 1984 - ONSHORE
                                     Recommended by the Council
                                     of Petroleum Accountants
     "                              Societies
   1 is later, except that no charge shall be made during suspension of drilling or completion operations 2 for fifteen (15) or more consecutive calendar days.
   3
   4   (2)   Charges for wells undergoing any type of workover or recompletion for a period of five (5)
   5         consecutive work days or more shall be made at the drilling well rate. Such charges shall be
   6         applied for the period from date workover operations, with rig or other units used in workover,
   7         commence through date of rig or other unit release, except that no charge shall be made during
   8         suspension of operations for fifteen (15) or more consecutive calendar days.
   9
  10          (b)   Producing Well Rates
  11
  12           (1)An active well either produced or injected into for any portion of the month shall be considered as
  13             a one-well charge for the entire month.
  14
  15 (2)Each active completion in a multi-completed well in which production is not commingled down 16 hole shall be considered as a one-well charge providing each completion is considered a separate 17 well by the governing regulatory authority. 18 19 (3)An inactive gas well shut in because of overproduction or failure of purchaser to take the 20 production shall be considered as a one-well charge providing the gas well is directly connected to
  21               permanent sales outlet.
  22
  23            (4)A one-well charge shall be made for the month in which
plugging and abandonment operations
  24              are completed on any well. This one-well charge shall be
made whether or not the well has
  25              produced except when drilling well rate applies.
  26
  27            (5)All other inactive wells (including but not limited to
inactive wells covered by unit allowable,
lease
  28               allowable, transferred allowable, etc.) shall not qualify
for an overhead charge.
  29
  30  (3)   The well rates shall be adjusted as of the first day of April each year following the effective date of
the
  31 agreement to which this Accounting Procedure is attached. The adjustment shall be computed by multiplying 32 the rate currently in use by the percentage increase or decrease in the average weekly earnings of Crude 33 Petroleum and Gas Production Workers for the last calendar year compared to the calendar year preceding as
  34 shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers as published 35 by the United States Department of Labor, Bureau of Labor Statistics, or the equivalent Canadian index as 36 published by Statistics Canada, as applicable. The adjusted rates shall be the rates currently in use, plus or
  37        minus the computed adjustment.
  38
  39
  66 2.      Overhead - Major Construction
  67
  68         To compensate Operator for overhead costs incurred in the
construction and installation of fixed
assets, the expansion of
  69         fixed assets, and any other project clearly discernible as a fixed asset required for the development
and operation of the
  70         Joint Property, Operator shall either negotiate a rate prior to the beginning of construction, or shall
charge the Joint

           o . COPAS - 1984 - ONSHORE
              Recommended by the Council
              of Petroleum Accountants
            Societies
    1         Account for overhead based on the following rates for any Major
Construction project in excess of $ :
    2
   3         A.       5          % of first $100,000 or total cost if less, plus
   4
   5         B.       3          % of costs in excess of $100,000 but less than
$1,000,000, plus
   6
   7         C.       1          % of costs in excess of $1,000,000.
   8
  9    Total cost shall mean the gross cost of any one project. For the purpose of this paragraph, the component parts of a single
  10   project shall not be treated separately and the cost of drilling and workover wells and artificial lift equipment shall be
  11   excluded.
  12
  13 3. Catastrophe Overhead
  14
  15   lb compensate Operator for overhead costs incurred in the event of expenditures resulting from a single occurrence due
  16   to oil spill, blowout, explosion, fire, storm, hurricane, or other catastrophes as agreed to by the Parties, which are
  17   necessary to restore the Joint Property to the equivalent condition that existed prior to the event causing the
  18 expenditures, Operator shall either negotiate a rate prior to charging the Joint Account or shall charge the Joint Account
  19   for overhead based on the following rates:
  20
  21         A.       5           % of total costs through $100,000; plus
  22
  23         B.       3          % of total costs in excess of $100,000 but less
                                    than $1,000,000; plus
  24
  25         C.       1          % Of total costs in excess of $1,000,000.
  26
  27 Expenditures subject to the overheads above will not be reduced by insurance recoveries, and no other overhead 28 provisions of this Section III shall apply.
  29
  30 4.Amendment of Rates
  31
  32 The overhead rates provided for in this Section III may be amended from time to time only by mutual agreement 33 between the Parties hereto if, in practice, the rates are found to be insufficient or excessive.
  34
  35
  36IV. PRICING OF JOINT ACCOUNT MATERIAL PURCHASES, TRANSFERS AND DISPOSITIONS
  37
  38   Operator is responsible for Joint Account Material and shall make proper and timely charges and credits for all Material
  39   movements affecting the Joint Property. Operator shall provide all
Material for use on the Joint Property; however, at
  40   Operator's option, such Material may be supplied by the Non-Operator.
Operator shall make timely disposition of idle and/or
  41 surplus Material, such disposal being made either through sale to Operator or Non-Operator, division in kind, or sale to
  42   outsiders. Operator may purchase, but shall be under no obligation to purchase, interest of Non-Operators in surplus condition
  43 A or B Material. The disposal of surplus Controllable Material not purchased by the Operator shall be agreed to by the Parties.
  44
  45 1. Purchases
  46
  47   Material purchased shall be charged at the price paid by Operator after deduction of all discounts received. In case of
  48   Material found to be defective or returned to vendor for any other reasons, credit shall be passed to the Joint Account
  49   when adjustment has been received by the Operator.
  50
  51 2.Transfers and Dispositions
  52
  53   Material furnished to the Joint Property and Material transferred from the Joint Property or disposed of by the Operator,
  54   unless otherwise agreed to by the Parties, shall be priced on the following basis exclusive of cash discounts:
  55
  56         A.    New Material (Condition A)
  57
  58         (1)   Tubular Goods Other than Line Pipe
  59
  60         (a)   Tubular goods, sized 2% inches OD and larger, except line
pipe, shall be priced at Eastern mill
  61         published carload base prices effective as of date of movement plus transportation cost using the 80,000
  62         pound carload weight basis to the railway receiving point nearest the Joint Property for which
  63         published rail rates for tubular goods exist. If the 80,000 pound rail rate is not offered, the 70,000
pound
  64         or 90,000 pound rail rate may be used. Freight charges for tubing will be calculated from Lorain, Ohio
  65         and casing from Youngstown, Ohio.
  66
  67         (b)   For grades which are special to one mill only, prices shall be computed at the mill base of that
mill plus
  68         transportation cost from that mill to the railway receiving point nearest the Joint Property as provided
  69         above in Paragraph 2.A.(1)(a). For transportation cost from points other than Eastern mills, the 30,000
  70
                                   - 6 -

   1 ound Oil Field Haulers Association interstate truck rate shall be used.
   2
   3 (c)   Special end finish tubular goods shall be priced at the lowest published out-of-stock price, f.o.b. Houston,
   4 Texas, plus transportation cost, using Oil Field Haulers Association interstate 30,000 pound truck rate,
   5 to the railway receiving point nearest the Joint Property.
   6
   7(d)   Macaroni tubing (size less than 2% inch OD) shall be priced at the lowest published out-of-stock prices
   8 f.o.b. the supplier plus transportation costs, using the Oil Field Haulers Association interstate truck rate
   9 per weight of tubing transferred, to the railway receiving point nearest the Joint Property.
  10
  11  (2)  Line Pipe
  12
  13 (a)Line pipe movements (except size 24 inch OD and larger with walls 3/4 inch and over) 30,000 pounds or
  14 more shall be priced under provisions of tubular goods pricing in Paragraph A.(l)(a) as provided above.
  15 Freight charges shall be calculated from Lorain, Ohio.
  16
  17(b)Line pipe movements (except size 24 inch OD and larger with walls 3/4 inch and over) less than 30,000
  18 pounds shall be priced at Eastern mill published carload base prices effective as of date of shipment,
  19 plus 20 percent, plus transportation costs based on freight rates as set forth under provisions of tubular
  20 goods pricing in Paragraph A.(lXa) as provided above. Freight charges shall be calculated from Lorain,
  21                     Ohio.
  22
  23 (c)Line pipe 24 inch OD and over and 3/4 inch wall and larger shall be priced f.o.b. the point of
  24manufacture at current new published prices plus transportation cost to the railway receiving point
  25    nearest the Joint Property.
  26
  27- (d)    Line pipe, including fabricated line pipe, drive pipe and conduit not listed on published price lists shall
  28 be priced at quoted prices plus freight to the railway receiving point nearest the Joint Property or at
  29                     prices agreed to by the Parties.
  30
  31 (3)   Other Material shall be priced at the current new price, in effect at date of movement, as listed by a reliable
  32 supply store nearest the Joint Property, or point of manufacture, plus transportation costs, if applicable, to the
  33 railway receiving point nearest the Joint Property.
  34
  35 4)   Unused new Material, except tubular goods, moved from the Joint
Property shall be priced at the current
  36 new price, in effect on date of movement, as listed by a reliable supply store nearest the Joint Property, or
  37 point of manufacture, plus transportation costs, if applicable, to the railway receiving point nearest the Joint
  38 Property. Unused new tubulars will be priced as provided above in Paragraph 2.A.(1) and (2).
  39
  40   B.    Good Used Material (Condition B)
  41
  42 Material in sound and serviceable condition and suitable for reuse without reconditioning:
  43
  44      (1)   Material moved to the Joint Property
  45
  46            At seventy-five percent (75%) of current new price, as
determined by Paragraph A.
  47
  48      (2)   Material used on and moved from the Joint Property
  49
  50           (a)   At seventy-five percent (75%) of current new price, as
determined by Paragraph A, if Material was
  61               originally charged to the Joint Account as new Material or
  52
  53          (b)   At sixty-five percent (65%) of current new price, as
determined by Paragraph A, if Material was
  54               originally charged to the Joint Account as used Material.
  55
  56      (3)   Material not used on and moved from the Joint Property
  57
  58 At seventy-five percent (75%) of current new price as determined by Paragraph A.
  59
  B0 The cost of reconditioning, if any, shall be absorbed by the transferring property.
  61
  62  C.    Other Used Material
  63
  64     (1)   Condition C
  65
  66 Material which is not in sound and serviceable condition and not suitable for its original function until
  67 after reconditioning shall be priced at fifty percent (50%) of current new price as determined by
  68 Paragraph A. The cost of reconditioning shall be charged to the receiving property, provided Condition
  69 C value plus cost of reconditioning does not exceed Condition B value.
  70
                                         - 7

    1                    (2)   Condition D
    2
    3 Material, excluding junk, no longer suitable for its original purpose, but usable for some other purpose
    4 shall be priced on a basis commensurate with its use. Operator may dispose of Condition D Material
    5 under procedures normally used by Operator without prior approval of Non-Operators.
    6
   7 a)   Casing, tubing, or drill pipe used as line pipe shall be priced as
Grade A and B seamless line pipe
   8 of comparable size and weight. Used casing, tubing or drill pipe utilized as line pipe shall be
   9 priced at used line pipe prices.
  10
  11 (b) Casing, tubing or drill pipe used as higher pressure service lines than standard line pipe, e.g.
  12power oil lines, shall be priced under normal pricing procedures for casing, tubing, or drill pipe.
  13                Upset tubular goods shall be priced on a non upset basis.
  14
  15                           (3) Condition E
 16
 17 Junk shall be priced at prevailing prices. Operator may dispose of Condition E Material under
 18 procedures normally utilized by Operator without prior approval of Non-Operators.
 19
 20                      D.    Obsolete Material
 21
 22 Material which is serviceable and usable for its original function but condition and/or value of such Material
 23 is not equivalent to that which would justify a price as provided above may be specially priced as agreed to by
 24 the Parties. Such price should result in the Joint Account being charged with the value of the service
 25                      rendered by such Material.
 26
 27                      E.    Pricing Conditions
 28
 29(1) Loading or unloading costs may be charged to the Joint Account at the rate of twenty-five cents (25(cent))
 30 per hundred weight on all tubular goods movements, in lieu of actual loading or unloading costs
 31 sustained at the stocking point. The above rate shall be adjusted as of the first day of April each year
 32 following January 1, 1985 by the same percentage increase or decrease used to adjust overhead rates in
 33 Section III, Paragraph 1.A.(3). Each year, the rate calculated shall be rounded to the nearest cent and
 34shall be the rate in effect until the first day of April next year. Such rate shall be published each year
 35                      by the Council of Petroleum Accountants Societies.
 36
 37 (2) Material involving erection costs shall be charged at applicable percentage of the current knocked-down
 38                      price of new Material.
 39
 40 3. Premium Prices
 41
 42    Whenever Material is not readily obtainable at published or listed prices because of national emergencies, strikes or other
 43    unusual causes over which the Operator has no control, the Operator may charge the Joint Account for the required
 44    Material at the Operator's actual cost incurred in providing such
Material, in making it suitable for use, and in moving it
 45    to the Joint Property; provided notice in writing is furnished to
 Non-Operators of the proposed charge prior to billing
 46    Non-Operators for such Material. Each Non-Operator shall have the right, by so electing and notifying Operator within
 47 ten days after receiving notice from Operator, to furnish in kind all or part of his share of such Material suitable for use
 48    and acceptable to Operator.
 49
 50 4. Warranty of Material Furnished By Operator
 51
 52    Operator does not warrant the Material furnished. In case of defective
Material, credit shall not be passed to the Joint
 53    Account until adjustment has been received by Operator from the manufacturers or their agents.
 54
 55
 56    V. INVENTORIES
 57
 58    The Operator shall maintain detailed records of Controllable Material.
 59
 60 1. Periodic Inventories, Notice and Representation
 61
 62    At reasonable intervals, inventories shall be taken by Operator of the
Joint Account Controllable Material. Written notice
 63 of  intention to take  inventory  shall be given by Operator at least thirty
(30) days before any inventory is to begin so that
 64 Non-Operators may be represented when any inventory is taken. Failure of Non-Operators to be represented at an 65 inventory shall bind Non-Operators to accept the inventory taken by Operator.
 66
 67 2. Reconciliation and Adjustment of Inventories
 68
 69    Adjustments to the Joint Account resulting from the reconciliation of a physical inventory shall be made within six
 70    months following the taking of the inventory. Inventory adjustments shal
l be made by Operator to the Joint Account for
                                           - 8 -

  .-                                                                EXHIBIT"D"
                         Attached to and made a part of that certain Operating
                                         Agreement dated , 1996,by and between
                                           Saba Petroleum, Inc.,as "Operator,"
                                      and Geo Petroleum, Inc.,as 'Non-Operator"
                                                         SCHEDULE OFINSURANCE
 Operator shall, at all times, carry for the benefit and protection of the Non-Operators, insurance as follows:
    (a) Statutory Worker's Compensation and Employer's Liability Insurance with limits of at least $1,000,000 per occurrence to comply with the laws ofthe State having Jurisdiction.

    (b)   Comprehensive   General  Liability  Insurance  (including  Owners  and
          Contractors Protective Liability and Contractual Liability) with Bodily Injury Liability limits of not less than $1,000,000 per occurrence and Property Damage Liability Emits of not less than $1,000,000 per occurrence; $1,000,000 aggregate.

    (c) Automobile Bodily Injury and Property Damage Liability Insurance (including all owned, non-owned and hired cars) in amounts of not less than $1,000,000 for injuries to one person, $1,000,000 for all bodily injuries in one accident, and not less than $1,000,000 for property damage.

EXHIBIT"F"
               FEDERAL CONTRACTS REQUIREMENTS
                    These Federal Contract Requirements
                    are attached to and made a part of that certain Operating Agreement dated , 1996, between certain
                    parties named therein,    Including Saba Petroleum,
                    Inc., hereinafter called "Contractor"

    A.      Equal Opportunity Clause (41 CFR 60-1.4)

           During the performance of this Contract, Contractor agrees as follows:

           (1)  Contractor  will  not  discriminate   against  any  employee  or
applicant for employment because of race, color, religion, sex or national origin. Contractor will take affirmative action to ensure that applicants are employed, and that employees are treated during employment, without regard to their race, color, religion,sex or national origin. Such action shall include, but not be limited to, the following: Employment, upgrading, demotion, or transfer, recruitment or recruitment advertising; layoff or termination, rates of pay or other forms of compensation; and selection for training, including apprenticeship. Contractor agrees to post In conspicuous places, available to employees and applicants for employment, notices to be provided by the contracting officer setting forth the provisions of this nondiscrimination clause.

           (2) Contractor will, In all solicitations or advertisements for employees placed by or on behalf of Contractor, state that all qualified applicants will receive consideration for employment without regard to race, color, religion, sex or national origin.

          (3) Contractor will send to each labor union or representative of workers with which Contractor has a collective bargaining agreement or other contract or understanding, a notice to be provided by the agency contracting officer advising the labor union of workers' representative of Contractors commitments under section 202 of Executive Order 11246 of September 24, 1965 and shall post copies of the notice In conspicuous places available to employees and applicants for employment.
           (4) Contractor will comply with all provisions of Executive Order 11246 of September 24, 1965 and of the rules, regulations, and relevant orders of the Secretary of Labor.

           (5) Contractor will furnish all information and reports required by Executive Order 11246 of Seplember 24, 1965 and by Ihe rules, regulations, and orders of Ihe Secretary of Labor, or pursuant thereto, and will permit access to his books, records, and accounts by the contracting agency and the Secretary of Labor for purposes of invesilgalion lo ascertain compliance with such rules, regulations, and orders.

           (6)  In  the   event   of   Conlraclor's   noncompliance   with   Ihe
nondiscrimination clauses of this contract or with any of such rules, regulations, or orders, this contract may be cancelled, terminated or suspended in whole or in part and Contractor may be declared Ineligible for further Government contracts in accordance with procedures authorized In Executive Order 11246 of Seplember 24, 1965, and such other sanctions may be Imposed and remedies
 Invoked as provided in Executive Order 11246 of Seplember 24, 1965, or by rule, regulation, or order of the Secretary of Labor, or as otherwise provided by law.

          (7)  Contractor  will Include the provisions of paragraphs (1) through
(7) In every subcontract or purchase order unless exempted by rules, regulations, or orders of the Secretary of Labor issued pursuant to section 204 of Executive Order 11246 of Seplember 24, 1965, so that such provisions will be binding upon each subcontractor or vendor. Contractor will take such action with respect to any subcontract or purchase order as Ihe contracting agency may direct as a means of enforcing such provisions including sanctions for noncompliance; ~i0, however, that in the event Contractor becomes involved in, or is threatened with, litigation with a subcontractor or vendor as a result of such direction by the contracting agency, Contractor may request the United States to enter Into such litigation to protect the interests of the United States.

   B. Employees Information Reports(41 CFR 60-1.7)

           If the value of this contract is $50,000 or more and if Contractor has 50 or more employees, Contractor agrees to file timely, complete and accurate reports on Standard Form 100 (EEO-1) with the appropriate federal agency.

  C. Affirmative Action Program. 141 CFR 60-1.40)

           If the value of this contract is $50,000 or more and Contractor has 50 or more employees, Contractor agrees to develop a written affirmative action compliance program as required by law.

  D. Certification of Nonsegregated Facilities (41 CFR 60-1.8)

          Contractor certifies that it does not and will not maintain or provide for its employees any segregated facilities at any of its establishments, and that it does not and will not permH its employees to perform their services at any location under its control, where segregated facilities are maintained. Contractor agrees that a breach of this certification is a violation of the Equal Opportunity Clause in this contract.  As used in this
 certification, the term "segregated facilities" means any waiting rooms, work areas, rest rooms and wash rooms, restaurants and other eating areas, time clocks, locker rooms and other storage or dressing areas, parking lots, drinking fountains, recreation or entertainment areas, transportation, and housing facilities provided for employees which are segregated by explicit directive or are in fact segregated on the basis of race, creed, color, or national origin, because of habit, local custom or otherwise. It further agrees that (except where it has obtained identical certifications from proposed subcontractors for specific time periods) it will obtain identical certifications from proposed subcontractors prior to the award of subcontracts exceeding $10,000 which are not exempt from the provisions of Equal Opportunity Clause; that it will retain such certification in its files; and
 that it will forward the following notice to such proposed subcontractors (except where the proposed subcontractors have submitted identical certifications for specific time periods): NOTICE TO PROSPECTIVE
SUBCONTRACTORS OF
 REQUIREMENT FOR CERTIFICATIONS OF NONSEGREGATED FACILITIES. A Certification of Nonsegregated Facilities, as
required by the May 9, 1967 order on Elimination of Segregated Facilities, by the Secretary of Labor (32
Fed.Reg.7439,
 May 19, 1967) must be submitted prior to the award of subcontract exceeding $10,000 which is not exempt from the provisions of the Equal Opportunity Clause. The certification may be submitted either for each subcontract or for all subcontracts during a period (i.e., quarterly, semiannually, or annually). (Note: The penalty for making false statements in offers is prescribed in 18 U.S.C. 1001.)

  E. Minority Business Enterprises (41 CFR 1-1.1310-2)

           1. Utilization

                   (a) It is the policy of the Government that minority business enterprises shall have the maximum practicable opportunity to participate in the performance of Govemment contracts.

                    (b) The Contractor agrees to use his best efforts to carry out this policy in the award of his subcontracts to the fullest extent consistent with the efficient performance of this contract. As used in this contract, the term "minority business enterprise" means a business, at least 50 percent of which is owned by minority group members or, in case of publicly owned businesses, at least 51 percent of the stock of which is owned by minority group members. For the purposes of this definition, minority group members are Negroes, Spanish-speaking American persons, American-Orientals, American-lndians, American-Eskimos, and
                        American Aleuts. Contractors may rely on written representations by subcontractors regarding their status as minority business enterprises in lieu of an independent investigation.
          2. Subcontracting Program.

                   (a) The Contractor agrees to establish and conduct a program which will enable minority business enterprises (as defined in the clause entitled "Utilization of Minority Business Enterprises") to be
 considered fairly as subcontractors and suppliers under this contract. In this connection, the Contractor shall:
-2

 (1) Designate a liaison officer the Contractor's minority business enterprises program.

 (2) Provide adequate and timely consideration of the potentialities of known business enterprises in all "make-or-buy" decisions.

 (3) Assure that known minority business enterprises will have an equitable opportunity to compete for subcontracts, particularly by arranging solicitations, time for the preparation of bids, quantities, specifications, and delivery schedules so as to facilitate the participation of minority business enterprises.
  (4) Maintain records showing (i) procedures which have been adopted to comply with the policies set forth in the clause, including the establishment of a source list  of minority business enterprises,  (ii) awards to minority business enterprises on the source list, and (iii) specific efforts to identify and award contracts to minority business enterprises.

 (5) Include the Utilization of Minority Business Enterprises clause in subcontracts which offer substantial minority business enterprises subcontracting opportunities.

(6) Cooperate with the Contracting Offcer in any studies and surveys of the Contractor's minority business enterprises procedures and practices that the
 Contracting Office may from time to time conduct.
(7) Submit periodic reports of subcontracting to known minority business enterprises with respect to the records referred to in subparagraph (4) above, in such form and manner and at such time (not more often than quarterly) as the Contracting Offcer may prescribe.
(b)  The  Contractor   further  agrees  to  insert,   in  any
subcontract hereunder which may exceed $500,000, provisions which shall conform substantially to the language of this clause, including this paragraph (b), and to notify the Contracting Offcer of the names of such subcontractors.
 F. Affirmative Action for Disabled Veterans and Veterans of the Vietnam Era
(41 CFR 60-250) The regulations in this part apply to all government contracts and subcontracts for the furnishing of supplies or services or for the use of real or personal property (including construction) for $10,000 or more.

          (a) The Contractor will not discriminate against any employee or applicant for employment because he or she is a disabled veteran or veteran of the Vietnam Era in regard to any position for which the employee or applicant for employment is qualified. The Contractor agrees to take affirmative action to employ, advance in employment, and otherwise treat qualified disabled veterans and veterans of the Vietnam Era without discrimination based upon their disability or veteran's status in all employment practices such as the following: employment upgrading, demotion or transfer, recruitment, advertising, layoff or termination, rates of pay or other forms or compensation, and selection for training, including apprenticeship.

          (b) The Contractor agrees that all suitable employment openings of the Contractor which exist at the time of the execution of this contract and those which occur during the performance of this contract, including those not generated by this contract and including those at an establishment of the Contractor other than the one wherein the contract is being perfommed but excluding those of independently operated corporate affiliates, shall be listed at an appropriate local office of the State employment service system wherein the opening occurs. The Contractor further agrees to provide such reports to such local office regarding employment openings and hires as may be required.
                   State and local government agencies holding Federal contracts of $10,000 or more shall also list all their suitable openings with the appropriate office of the State employment service, but are not required to provide those reports set forth in paragraphs (d) and (e).
-3

          (c) Listing of employment openings with the employment service system pursuant to this clause shall be made at least concurrently with the use of any other recruitment source or effort and shall involve the normal obligations which attach to the placing of a bona fide job order, including the acceptance of referrals of veterans and nonveterans.The listing of employment openings does not require the hiring of any particular job applicant or from any particular group of job applicants, and nothing herein is intended to relieve the Contractor from any requirements in Executive Orders or regulations regarding nondiscrimination in employment.

          (d) The reports required by paragraph (b) of this clause shall include, but not be limited to, periodic reports which shall be filed at least quarterly with the appropriate local office or, where the
 Contractor has more than one hiring location in a State, with the central office of that State employment service. Such reports shall indicate for each hiring location (1) the number of individuals hired during the reporting period, (2) the number of nondisabled veterans of the Vietnam Era hired, (3) the number of disabled veterans of the Vietnam Era hired, and (4) the total number of disabled veterans hired. The reports should include covered  veterans hired for on-thejob  training under 38 U.S.C.
  1787. The Contractor shall submit a report within 30 days after the end of each reporting period wherein any performance is made on this
 Contract identifying data for each hiring location. The Contractor shall maintain at each hiring location copies of the reports submitted until the expiration of one year after final payment under the Contract, during which time these reports and related documentation shall be made available, upon request, for examination by any authorized representatives of the Contracting Officer or of the Secretary of Labor.
 Documentation would include personnel records respecting job openings, recruitment, and placement.

         (e) Whenever the Contractor becomes contractually bound to the listing provisions of this clause, it shall advise the employment service system in each State where it has establishments of the name and location of each hiring location in the State. As long as the Contractor is contractually bound to these provisions and has so advised the State system, there is no need to advise the State system of subsequent  contracts.
The Contractor may advise the State system when it is no longer bound by this contract clause.

          (f) This clause does not apply to the listing of employment openings which occur and area filled outside of the 50 states, the District of Columbia, Puerto Rico, Guam, and the Virgin Islands.
          (9) The provisions of paragraphs (b), (c), (d), and (e) of this clause do not apply to openings which the Contractor proposes to fill from within his own organization or to fill pursuant to a customary and traditional employer-union hiring arrangement. This exclusion does not apply to a particular opening once an employer decides to consider applicants outside of his own organization or employer-union  arrangements for  that opening.

          (h) As used in this clause:
                   (1) "All suitable employment openings" includes, but is not limited to, openings which occur in the following job categories: production and non-production; plant and office; laborers and mechanics; supervisory and non-supervisory; technical; and executive, administrative, and professional openings as are compensated on a salary basis of less than $25,000 per year. This term includes  full-time  employment, temporary  employment  of more  than  three  days'  duration,  and part-time employment. It does not include openings which the Contractor proposes to fill from within his own organization or to fill pursuant to a customary and traditional employer-union hiring arrangement nor openings in an educational institution which are restricted to students of that institution.  Under the most  compelling  circumstances,  an employment opening may not be suitable for listing, Including such situations where the needs of the Govemment cannot reasonably be otherwise supplied, where listing would be contrary to national security, or where the requirement of listing would otherwise not be for the best interest of the Government.
                   (2) "Appropriate office of the State employment service system" means the local office of the Federal State national system of public employment offices with assigned responsibility for serving the area where the employment opening is to be filled, including the District of Columbia, Guam, Puerto Rico, and the Virgin Islands.
4

                     (3) "Openings which the Contractor proposes to fill from within his own organization" means employment openings for which no consideration will be given to persons outside the
Contractor's organization (including any affiliates, subsidiaries and the parent companies) and includes any openings which the Contractor proposes to fill from regularly established "recall" lists.

                  (4) "Openings  which the Contractor  proposes to fill pursuant to a customary and traditional employer-union hiring arrangement" means employment openings which the Contractor proposes to fill from union halls, which is part of the customary and traditional hiring relationship which exists between the Contractor and representatives of his employees.

          (i) The Contractor agrees to comply with the rules, regulations, and relevant orders of the Secretary of Labor issued pursuant to the Act.
           0) In the event of the Contractor's noncompliance with the requirements of this clause, actions for noncompliance may be taken in accordance with the rules, regulations, relevant orders of the Secretary of
  Labor issued pursuant to the Act.

           (k)TheContractor agrees to post in conspicuous places, available to employees and applicants for employment, notices in a form to be prescribed by the Director, provided by or through the Contracting
 Officer.. Such notice shall state the Contractor's obligation under the law to take affirmative action to employ and advance in employment qualified disabled veterans and veterans of the Vietnam Pra for employment, and the rights of applicants and employees.

          (I) The Contractor will notify each labor union or representative of workers with which it has a collective bargaining agreement or other contract understanding, that the Contractor is bound by the terms of the Vietnam Era Veterans Readjustment Assistance Act, and is committed to take affirmative action to employ and advance in employment qualified disabled veterans and veterans of the Vietnam Era.
           (m) The Contractor will Include the provisions of this clause in every subcontract or purchase order of $10,000 or more unless exempted by rules, regulations, or orders of the Secretary issued pursuant to the Act, so that such provisions will be binding upon each subcontractor or vendor. The Contractor will take such action with respect to any subcontract or purchase order as the Director of the Office of Federal
 Contract Compliance Programs may direct to enforce such provisions, including action for noncompliance.

 G. Employment of the  Handicapped (20CFR 741.3)

          This provision applies to all nonexempt contracts and subcontracts which exceed $2,500 as follows: (1) Part A applies to contracts and subcontracts which provide for performance in less than 90 days, (2)
 Parts A and B apply to contracts and subcontracts which provide for performance in 90 days or more and the amount of the contract or subcontract is less than $500,000, and (3) Parts A, B. and C apply to contracts and subcontracts which provide for performance in 90 days or more and the amount of the contract or subcontract is $500,000 or more.
                                                              PART A

          (a) The Contractor will not discriminate against any employee or applicant for employment because of physical or mental handicap in regard to any position for which the employee or applicant for employment
 Is qualified. The Contractor agrees to take affirmative action to employ, advance in employment, and otherwise treat qualified handicapped individuals without discrimination based upon their physical or mental handicap in all employment practices such as the following: employment, upgrading, demotion or transfer, recruitment or recruitment advertising, layoff or termination, rates of pay or other forms of compensation, and selection for training, including apprenticeship.

          (b) The Contractor agrees that, if a handicapped individual files a complaint with the Contractor that he is not complying with the requirements of the Act, he will (1) investigate the complaint and take appropriate action consistent with the requirements of 20 CFR 741.29, and (2) maintain on file for three years the record regarding the complaint and the actions taken.
-5

          (c) The Contractor agrees that, if a handicapped individual files a complaint with the Department of Labor that he has not complied with the requirements of the Act, (1) he will cooperate with the Department in its investigation of the complaint, and (2) he will provide all pertinent information regarding his employment practices with respect to the handicapped.

          (d), The Contractor agrees to comply with the rules and regulations of the Secretary of Labor in 20 CFRCh.VI, Page 741.
          (e) In the event of the Contractor's noncompliance with the requirements of this clause, the Contract may be terminated or suspended in whole or in part.
 (f) The clause shall be included in all subcontracts over $2,500.

                                                PART B
           (9) The Contractor agrees (1) to establish an affirmative action program, including appropriate procedures consistent with the guidelines and the rules of the Secretary of Labor, which will provide the affimmative action regarding the employment and advancement of the handicapped required by P.L. 93-112, (2) to publish the program in his employee's or personnel handbook or otherwise distribute a copy to all personnel, (3) to review his program on or before March 31 of each year and to make such changes as may be appropriate, and (4) to designate one of his principal officials to be responsible for the establishment and operation of the program.

           (h) The Contractor agrees to permit the examination by appropriate contracting agency officials or the Assistant Secretary for Employment Standards or his designee, of pertinent books, documents, papers and records concerning his employment and advancement of the handicapped.

           (i) The Contractor agrees to post in conspicuous places, available to employees and applicants for employment, notices in a form to be prescribed by the Assistant Secretary for Employment Standards, provided by the Contracting Officer, stating Contractor's obligation under the law to take affirmative action to employ and advance in employment qualified handicapped employees and applicants for employment and the rights and remedies available.

          (I) The Contractor will notify each labor union or representative of workers with which he has collective bargaining agreement or other contract understanding, that the Contractor is bound by the terms of the
 Section 503 of the Rehabilitation Act, and is committed to take affirmative action to employ and advance in employment physically and mentally handicapped individuals.
          (k) The Contractor agrees to submit a copy of his affirmative action program to the Assistant Secretary for Employment Standards within 90 days after the award to him of a contract or subcontract.
          (I) The Contractor agrees to submit a summary report to the Assistant Secretary for Employment Standards, by March 31 of each year during performance of the Contract, and by March 31 of the year following completion of the Contract, in the form prescribed by the Assistant Secretary, covering employment and complaint experience, accommodations made and all steps taken to effectuate and carry out the commitments set forth in the affirmative action program.
-6

                                 EXHIBIT G
                      Attached to and made part of Agreement For Assignment
                         Of Leases and Operating Agreement dated
                        December   , 1996, by and between Saba Petroleum, Inc.
                         "Operator" and Geo Petroleum, Inc. "Non-Operator".

          1. Tax Partnership Status. Notwithstanding the provisions hereof, the Working Interest Owners intend and agree that, both for federal and state income tax purposes, a tax partnership under that certain VTSU
 Operating  Agreement  ("OA") dated December , 1996 is created hereby.  The name
ofthe  tax  partnership  is  the  VTSU  Partnership  (the  "Partnership").   The
Partnership's federal tax identification number is
                         . Working Interest Owners agree not to elect to be, or
 have the arrangement evidenced by this Agreement, excluded from the application of all or any part of Subchapter K of Chapter 1 of Subtitle A ofthe Internal
  Revenue Code of 1954, as amended or  any successor provisions thereto
(the "code"), and/or any similar provisions of applicable state laws.

        2. Priority of Provisions. In the event of a conflict or inconsistency, between the terms and conditions of this Exhibit G and the other terms and conditions of this agreement, this Exhibit G  will govern and control.
          3. Contributions to Partnership. Unless expressly provided otherwise in this Exhibit G. for all purposes ofthis Section and the Partnership:
 a) Property and cash which under any ofthe provisions ofthis Exhibit G are deemed contributed to the Partnership will be treated and referred to in this Exhibit G as though actually contributed to, held and owned by the Partnership, regardless ofthe manner in which title and ownership are held for any purpose other than the purposes ofthis Exhibit G and the Partnership;

 b) The entire interest of each Working Interest Owner in the unit Area or any other property subject to this Agreement will be deemed contributed to the Partnership on the earlier of the date that interest becomes subject to this Agreement or the OA; c) Subject to Paragraph (d) below, a Working Interest Owner will be deemed to contribute cash to the Partnership if that Working Interest Owner pays or incurs a fixed obligation to pay a cost, expense or other liability to any person, if that payment or obligation is on behalf of or in furtherance ofthe Partnership operations or is otherwise pursuant to an obligation under this Agreement;

 d) Where a Working Interest Owner contributes (or would be deemed to contribute) cash to the Partnership which is used to acquire property, the property will be treated as having been purchased by that Working Interest Owner and then contributed to the Partnership at the time the
Partnership acquires that property, but the amount of cash otherwise deemed contributed by that Working Interest Owner under
 Paragraph (c) above will be reduced by the cost ofthat property to avoid a double credit to that Working Interest Owner and the Working Interest Owners intend that each Working Interest Owner's respective contributions to the Partnership (i) will be strictly traced to, identified with, and maintained in each item of Partnership property and of Partnership expense directly related to that Working Interest
 Owner's contributions and (ii) will not be affected, with respect to any item of Partnership property and of Partnership expense, by the respective contributions made by other Working Interest Owners to effectuate equalization and/or other adjustments, if any, made pursuant to this Agreement.

4. Partnership Capital Accounts. A separate fair market value (SHIV) capital account will be established and maintained for each Working Interest Owner and will be, from time to time, increased and decreased as follows:


 a) The FMV capital accounts shall be increased by: (i) the amount of money and the fair market value of any property contributed by each Working Interest Owner, respectively, to the Partnership (net of inabilities assumed by the Partnership or to which the contributed property is subject); (ii) that Working Interest Owner's allocated share of Partnership income and gain or items thereof under Paragraph 5; (iii) any basis increases required by Code sections 48 (q) and 1016 (a) (24); and, (iv) that Working Interest Owner's share of Code section 705 (a) (1) (B) and (C) items.
 b) The FMV capital accounts shall be decreased by: (i) the amount of money and the fair market value of property distributed to each Working Interest Owner (net of liabilities assumed by such Working
 Interest Owner or to which the property is subject); (ii) that Working Interest
Owner's   allocated  share  of  Partnership   loss  and  deductions,   or  items
thereofunder paragraph 5; any basis decreases required
 by Code sections 48 (q) and 1016 (a) (24); and, (*) that Working Interest Owner's share of Code section 705 (a) (2) (B) items and Code section 709 nondeductible and nonamortizable items.
          5. FMV Capital Account Allocations. Each item of income, gain, loss or deduction shall be allocated to each Working Interest Owner as follows:
 a) Actual or deemed income from the sale, exchange, distribution or other disposition of production shall be allocated to the Working Interest Owner entitled to such production or the proceeds from the sale of such production. In the event that deemed income arising from the in-kind distribution of production equals the fair market value of the production distributed to a Working Interest Owner, the
 Working Interest Owners recognize that the corresponding adjustments would be a net zero adjustment and, accordingly may be omitted from the FMV capital accounts;
 b) Exploration cost, IDC, and operating and maintenance cost shall be allocated to each Working Interest Owner in accordance with its respective contribution to such cost;

 c) Depreciation shall be allocated to each party in accordance with its contribution to the F~IV capital account adjusted basis of the underlying asset;

 d) Simulated depletion shall be allocated to each Working Interest Owner in accordance with its F~V capital account adjusted basis in each oil and gas property;
 e) Loss (or simulated loss) upon the sale, exchange, distribution, abandonment or other disposition of depreciable or depletable property, shall be allocated to the Working Interest Owners in the same ratio as their respective FMV capital account adjusted basis in the depreciable or depletable property;
 f) Gain (or simulated gain) upon the sale, exchange, distribution, or other disposition of depreciable or depletable property shall be allocated to the
 Working Interest Owners so that the F~V capital account balances ofthe Working Interest Owners with respect to such property will most closely reflect their respective interests under the Agreement;
 g) Costs or expenses of any other kind shall be allocated to and accounted for by each Working Interest Owner in accordance with its respective contribution to such costs or expenses; and

 h) Any other income item shall be allocated to the Working Interest Owners in accordance with the allocation of the realization.

6. Returns Section.

        6.1 Intent Parties. The Working Interest Owners intend that the allocation of income, gain, losses, and deductions be g*en Bull effect for federal and state income tax purposes, and, in keeping with that intent, that the economic benefit or burden or each allocation be realized or borne by the Working Interest Owner or Working Interest Owners to whom allocated. In furtherance of that objective, the Working Interest Owners intend and agree that all those allocations will be reflected in the Working Interest Owner's respective FMV capital accounts established pursuant to paragraph 4, and that, upon termination of the Partnership, each Working Interest Owner will recede a bona fide, economic interest (including) equitable ownership and title) in all remaining Partnership property and cash which is proportionate to the amount of such Working Interest Owner's FMV capital account relat*e to the FMV capital accounts of other Working Interest Owners.
 (a) Unless otherwise expressly provided herein the allocations of Partnership items of income, gain, loss or deduction for tax return and tax basis capital account purposes shall be the same as those contained in Paragraph 4;

 (b) The Working  Interest Owners recognize that under Code section 613A (c) (7)
(D), the depletion allowance is to be computed separately by each Working Interest Owner. For this purpose, each Working
 Interest Owner's share ofthe adjusted tax basis of each oil and gas property shall be equal to its contribution to the adjusted tax basis of such property;

 (c) The Working  Interest Owners recognize that under Code section 613A (c) (7)
(D) the computation of gain or loss on the taxable disposition of an oil or gas property is to be computed separately by each Working Interest Owner. For this purpose the portion ofthe total amount realized by the Partnership that represents a recovery of simulated adjusted basis in an oil and gas property will be allocated to the Working Interest
 Owners in the same ratio  that  simulated depletion  is allocated to them under
  Paragraph 5 (d). Any additional amount realized will be allocated in accordance with the ratio of simulated gain allocation for such property under Paragraph 5 (f).
 (d) Depreciation shall be allocated to each Working Interest Owner in accordance with its contribution to the adjusted tax basis ofthe depreciable asset;
 (e) Any recapture of depreciation, IDC, and any other item of deduction or credit shall, to the extent possible, be allocated among the Working Interest Owners in accordance with their share ofthe depreciation, IDC or other item of deduction or credit which is recaptured;
 (f) The quahfied investment for investment tax credit purposes with respect to any property shall be allocated among the Working Interest Owners in accordance with their respective contributions to the qualified investment (as defined in the code) in such property; and
 (g) For Partnership property which has a value in the FMV capital accounts which differs from the adjusted tax basis of such property, any tax items relating to such property will be allocated to the
 Working Interest Owners in a manner which takes into account the variation between the adjusted tax basis of such property and its FMV capital account value under Code section 704 (c).
          6.2 Fair Market Value Capital Account. For purposes of establishing a fair market value capital account, Geo shall be credited with the fair market value of assets contributed by it to the tax partnership. The value is $20,000,000, and consists of Geo's interests in the leases, the wells, the production facilities, and the reserves. Saba shall be credited with all its investments made to obtain this agreement and to develop the properties.

7. Partnership Accounting.

         7. l Method. For purposes of reporting on both federal and state partnership returns, the Partnership will keep its accounts on the accrual method of accounting.

          7.2 Taxable Year. The taxable year ofthe Partnership for purposes of reporting on both federal and state partnership returns will be the calendar year.
          7.3 Tax Returns. Federal and state partnership income tax returns will be prepared and filed by the Unit Operator covering the operations reportable by the Partnership. The Unit Operator agrees
 to use its best efforts in the preparation and filing ofthese tax returns, acting on behalf of itself and the other Working Interest Owners, but in doing so, the Unit Operator will incur no inability to the Working Interest Owners with regard to those returns or elections relating to those tax returns. The Unit Operator shall establish and maintain FMV capital accounts and tax basis capital accounts for each Working Interest Owner. Unit Operator shall submit to each Working Interest Owner along with a copy of any proposed Partnership income tax return an accounting of its respective capital accounts as of the period ending with such return. Each Working Interest Owner agrees to timely furnish to Unit Operator such information relating to the operations conducted under this Agreement as may be required for the proper preparation of such returns and capital accounts. The Unit Operator will submit a draft of all federal and state income tax returns for the
 Partnership to all Working Interest Owners for their review no later than 30 days prior to the filing of any tax return. Any and all correspondence relating to the preparation and/or filing of those returns should be mailed to the Unit Operator at the following address, or to any other address as the Unit Operator will direct:
 Saba Petroleum, Inc.
 201 N. Salsipuedes St., Suite 104
 Santa Barbara,CA 93103
          7.4 Elections. The Unit Operator, on behalf ofthe Partnership, has made or will make the following elections:
 (a) To deduct expenses and intangible drilling and development costs in accordance with Section 263 (c) of the Code and/or comparable provisions of state law;

 (b) To compute depreciation and/or capital cost recovery allowances with respect to all depreciable property using the most accelerated method and the shortest depreciable useful hfe authorized by the
 Code and/or comparable provisions of state law, consistent with the maximization ofthe deductions and credits allowed under the Code and state law;
 (c) To deduct as expenses all research and experimental expenditures in accordance with Section 174 (a) ofthe Code and/or comparable provisions of state law;
 (d) To amortize over 60 months all startup costs in accordance with Section 195
 (b) ofthe Code; (e) To elect to reduce basis under Section 48 (q) ofthe Code and take full investment tax credit; (f) Solely for FMV capital account purposes, depletion shall be calculated by using simulated percentage depletion within the meaning of Treasury Regulations section 1.704-1 (b) (2); and

 (g) Any other Partnership elections that may be approved by a 90% vote ofthe Working Interest Owners. 7.5 Transfers.

(a) Each Working Interest Owner agrees that if it makes a sale or assignment of all or any portion of its interest in the Partnership, such sale or assignment will be structured, if possible so as not to cause a termination under Section 708 (b) (1) (B) ofthe Code. Any Working Interest Owner transferring all or any portion of its interest in the Partnership shall promptly notify the Unit Operator of such transfer.

 (b) If any Working Interest Owner transfers all or any portion of its interest in the Partnership, both the Working Interest Owner's and the transferee's distributive shares of Partnership items income, gain, loss, deduction and credit will be precisely computed by an interim closing of Partnership books as ofthe date of transfer in accordance with
Section 706 ofthe Code, the income tax regulations promulgated under the Code and/or comparable provisions of state law. If there is a transfer by a Working Interest Owner of any or all of its interest in the Unit Area whether an entire interest, a fractional undivided interest or otherwise that transfer will be treated for federal and state income tax purposes as a sale by the transferor of an interest in the Partnership.


         7.6 Designation of Tax Matters Partner. The Unit Operator is designated tax matters partner ("TMP") as defined in Section 6231 (a) (7) of the Code. In the event of any change in TMP, the Working  Interest  Owner  serving as TMP for a given taxable year will continue as TMP with respect to all matters concerning that year. The TMP and other Working Interest Owners will use their best efforts to comply with the responsibilities outhned in this Paragraph and in Sections 6222 through 6232 ofthe Code (including any Treasury regulations promulgated under the Code) and in doing so will incur no liability to any other Working Interest Owner. Notwithstanding TMP's obligation to use its best efforts in the fulfillment of its responsibilities, TMP will not be required to incur any expenses for the preparation for or pursuance of administrative or judicial proceedings unless the Working Interest Owners agree on a method for sharing those expenses.
          7.7 Notice.  The Working  Interest  Owners will furnish TMP within two
weeks  from  the  receipt  ofthe  request  with  such   information   (including
information specified in Sections 6230 (e) and 6050K
 ofthe Code) as it may  reasonably  request to permit it to provide the Internal
Revenue Service with sufficient information to allow proper notice to the Working Interest Owners in accordance with Sections
 6223 and 6050K ofthe Code.

          7.8 Termination. Termination shall occur on the earner oftermination ofthe Partnership under Code section 708 (b) (1) or the date upon which the Partnership ceases to be a going concern. Upon termination the business shall be wound-up and concluded, and the assets shall be distributed to the Working Interest Owners as described below by the end of such calendar year (or, if later, within 90 days after the date of such termination). All assets shall be distributed to the Working Interest Owners as provided in Paragraph 7.9 through 7.11.
          7.9 Reversion. First, all money representing unexpended contributions by any Working Interest Owner shall be returned to the contributor.
          7.10 Balancing. Second, the FMV capital accounts ofthe Working Interest Owners shall be determined under this Paragraph 7.10. The Unit Operator shall take the actions specified under this Paragraph 7.10 in order to cause the ratio ofthe Working Interest Owners' FMV capital accounts to reflect as closely as possible their interests under this Agreement. The ratio of a Working Interest
 Owner's FNIV capital account is represented by a fraction, the numerator of which is the Working Interest Owner's F~V capital account balance and the denominator of which is the sum of all Working
 Interest Owner's FMV capital account balances. Such actions are hereafter referred to as '`balancing the SHIV capital account," and when completed, the FMV capital accounts of the Working Interest Owners shall be referred to as being "balanced." The manner in which the FMV capital accounts ofthe Working Interest Owners are to balanced under this Paragraph 7.10 shall be determined as follows:
 (a) The fair market value of all Partnership properties shall be determined and the gain or loss for each property which would have resulted if a sale thereof at such fair market value had occurred shall be allocated in accordance  with Paragraph
4. If thereafter any Working Interest Owner has a negative F~IV capital account balance, that is, a balance less than zero, such Working
 Interest Owner shall contribute an amount of money to the Partnership sufficient to achieve a zero balance FMV capital account. Any Working Interest Owner may contribute an amount of money to the Partnership to facilitate the balancing of the FMV capital accounts. If FMV capital accounts are not balanced, Paragraphs 7.10 (b) or (c) shall apply;
 (b) If all the Working Interest Owners consent, any money or an undivided interest in certain selected properties shall be distributed to one or more Working Interest Owners as necessary for the purpose of balancing the FMV capital accounts;

 (c) Unless (b) above apphes, an undivided interest in each and every property shall be distributed to one or more Working Interest Owners in accordance with the ratios oftheir FMV capital accounts; and
        (d) If a property is to be valued under (a) above or distributed pursuant to (b) or (c) above, the fair market value ofthe property shall be agreed to by the Working Interest Owners. In the event all ofthe
        Working interest Owners do not reach agreement as to the fair market value ofthe property, the Unit Operator shall cause a nationally recognized independent engineering firm to prepare an evaluation of fair market value of such property.

          7.11 Final Distribution. Third, after the FMV capital accounts of the Working Interest Owners have been adjusted, pursuant to Paragraph 7.10 above, all other or remaining properties and interests then held by the Partnership shall be distributed to the Working Interest Owners in accordance with their FMV capital account balances .
          7.12 Effect of Distribution. The Working Interest Owners specifically intend and agree that any distribution made under either Paragraphs 7.10 or 7.11 win confer upon the distributes the actual economic ownership and equitable title to ad those properties distributed in respect of such distributee's Partnership capital account. If the title or form of ownership by which any Partnership property is held under the Agreement, or for purposes other than Partnership purposes, is different from that necessary to fully accomplish the foregoing intent, then all Working interest Owners agree to execute and dehver such deeds, bills of sale and other documents, and to take those other steps, as may be necessary or appropriate to secure to each Working Interest Owner the full economic ownership and title in that property to which that Working Interest
 Owner is entitled.

        8. Ad Valorem Taxes.
          8.1 Compliance Responsibility. The unit Operator will make and file with proper taxing authorities all necessary ad valorem tax renditions and returns and will settle all valuations and pay all taxes arising from those returns before they become delinquent.
          8.2 Information and Appeals. Each Working Interest Owner will promptly furnish the Unit Operator with copies of notices, assessments, levies or tax statements receded by the Working Interest Owner pertaining to the taxes to be paid by the Unit Operator. If the Unit Operator considers any tax assessment improper, it may, at its sole discretion, protest within the time and manner prescribed by law and pursue the protest to a  final determination.
          8.3 Allocation of Taxes. All ad valorem taxes accruing alter the Effective Date will be Unit Expense. Ad valorem taxes on Unit Equipment will be allocated to each item of Unit equipment in proportion to the taxing authorities' basis for assessment against each item. Taxes allocated to each item will be further allocated per their relative percentages of ownership in that item. Except as may be otherwise provided in this
 Agreement, ad valorem taxes will be allocated to the Working Interest Owners of a Participating Area on the same basis as Unit Expense.

8.4 Taxes Imposed on Production. Each Working Interest Owner receiving in kind or separately disposing of all or part of the Unitized Substances allocated to any Tract will pay or cause to be paid all production, excise, and other taxes imposed upon or with respect to the production or handbag of those Unitized Substances and will indemnify all Working Interest Owners, including the Unit
 Operator, against any liability for that payment.

          8.5 Amendment of Tax Provisions. The Working Interest Owners agree that certain amendments in this Exhibit G may be necessary and will perform all acts required to effectuate those amendments for the Partnership to conform this Exhibit G to the requirements of final regulations to be issued under Section 704 (c) ofthe Code.