Form 10-Q
period 1997-06-30
SABA PETROLEUM CO
filed 1997-08-21
CIK 312340

U.S. SECURITIES AND EXCHANGE COMMISSION

                                                        Washington, D.C. 20549

-------------------------------------------------------------------------------

                                                              FORM 10-QSB
--------- ---------------------------------------------------------------------


                                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES AND EXCHANGE ACT OF 1934

                                                 For the quarterly period ended
                                                             June 30, 1997

                                                 Commission File Number 1-12322

-------------------------------------------------------------------------------

                                                        SABA PETROLEUM COMPANY

-------------------------------------------------------------------------------
              (Exact name of small business issuer as specified in its charter)

         Delaware                                             47-0617589
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                                  3201 Airpark Drive, Suite 201
                                                         Santa Maria, CA 93455
                                       (Address of principal executive offices)

Issuer's telephone number, including area code: (805) 347-8700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                            NO_____

At August 8, 1997, 10,690,461 shares of common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format.  [  ] Yes    [X] No





                                                        SABA PETROLEUM COMPANY

                                                               CONTENTS

                                                                       Page(s)

PART I.-FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 1997             3

         Condensed Consolidated Statements of Income for the six
                  and three month periods ended June 30, 1997 and 1996        4

         Condensed Consolidated Statements of Cash Flows for
                  the six months ended June 30, 1997 and 1996                 5

         Notes to Condensed Consolidated Financial Statements              6-10

Item 2. Management's Discussion and Analysis                              11-19

PART II.-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     20

SIGNATURES                                                                   21



PART I - FINANCIAL INFORMATION
SABA PETROLEUM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 1997
                       (Unaudited)


                        ASSETS
Current assets:
   Cash and cash equivalents                                                    $           743,180
   Accounts receivable, net of allowance for doubtful
          accounts of $71,300                                                             5,791,759
   Other current assets                                                                   3,606,314
                                                                                    ----------------
          Total current assets                                                           10,141,253
                                                                                    ----------------
Property and equipment (Note 3):
   Oil and gas properties (full cost method)                                             55,089,489
   Land, plant and equipment                                                              7,598,858
                                                                                    ----------------
                                                                                         62,688,347
   Less accumulated depletion and depreciation                                         (18,435,163)
                                                                                    ----------------
          Total property and equipment                                                   44,253,184
                                                                                    ----------------

Other assets                                                                              2,061,348

                                                                                    ================
                                                                                $        56,455,785
                                                                                    ================
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                       $       9,410,206
   Current portion of long-term debt                                                      3,658,113
                                                                                    ----------------
          Total current liabilities                                                      13,068,319

Long-term debt, net of current portion (Note 3)                                          20,109,307
Other liabilities and deferred taxes                                                        692,626
           Minority interest in consolidated subsidiary                                     818,927
                                                                                    ----------------
           Total liabilities                                                             34,689,179
                                                                                    ----------------

Commitments and contingencies (Note 6)
Stockholders' equity:
   Preferred stock - $.001 par value, authorized
             50,000,000 shares; none issued                                                -
   Common stock - $.001 par value, authorized
             150,000,000 shares; issued and outstanding
             10,663,034 shares                                                               10,663
   Capital in excess of par value                                                        15,011,401
   Retained earnings                                                                      6,751,727
   Cumulative translation adjustment                                                        (7,185)
                                                                                    ----------------
                                                                                    ----------------
          Total stockholders' equity                                                     21,766,606
                                                                                    ----------------

                                                                                $        56,455,785
                                                                                    ================
The  accompanying  notes are an integral  part of these  consolidated  financial statements.




    SABA PETROLEUM COMPANY AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)



                                                            Six Months                                            Three Months
                                                           Ended June 30                                         Ended June 30
                                        1997                        1996                       1997                        1996
Revenues:
Oil and gas sales               $     17,363,664            $     14,603,688           $      7,695,072            $      7,640,802

      Other                              471,763                     786,430                    576,881                     362,026
                                  ---------------             ---------------            ---------------             ---------------
         Total revenues               17,835,427                  15,390,118                  8,271,953                   8,002,828

                                  ---------------             ---------------            ---------------             ---------------

Expenses:
 Production costs                      8,433,089                   7,180,776                  4,187,879                   3,778,786

General and  administrative            2,098,533                   1,667,961                  1,172,111                     964,204

 Depletion, depreciation  and          3,233,287                   2,368,405                  1,646,327                   1,227,905
  amortization
                                  ---------------             ---------------            ---------------             ---------------
Total expenses                        13,764,909                  11,217,142                  7,006,317                   5,970,895

                                  ---------------             ---------------            ---------------             ---------------
 Operating  income                     4,070,518                   4,172,976                  1,265,636                   2,031,933

                                  ---------------             ---------------            ---------------             ---------------

Other income (expense):

  Other                                  273,540                    (83,226)                     70,101                    (22,380)

  Interest expense                      (830,785)                 (1,197,740)                  (439,985)                   (588,653)

                                  ---------------             ---------------            ---------------             ---------------
   Total other income (expense)         (557,245)                 (1,280,966)                  (369,884)                   (611,033)

                                  ---------------             ---------------            ---------------             ---------------

Income before income taxes             3,513,273                   2,892,010                    895,752                   1,420,900

Provision for taxes on income         (1,470,000)                 (1,301,500)                  (382,491)                   (607,500)


Minority interest in earnings
    of consolidated subsidiary           (94,391)                   (100,647)                    (5,961)                    (79,025)

                                  ---------------             ---------------            ---------------             ---------------
          Net income            $      1,948,882            $      1,489,863           $        507,300            $        734,375

                                  ===============             ===============            ===============             ===============

Net earnings per common share:
     Primary                    $           0.18            $           0.16           $           0.05            $           0.08

                                  ===============             ===============            ===============             ===============
     Fully-diluted              $           0.17            $           0.16           $           0.05            $           0.08

                                  ===============             ===============            ===============             ===============

Weighted average common and
 common equivalent shares
 outstanding:

      Primary                          11,151,434                   9,082,622                 11,231,551                   9,139,124

                                  ===============             ===============            ===============             ===============
      Fully-diluted                    12,232,057                  11,895,021                 12,222,305                  12,025,834

                                  ===============             ===============            ===============             ===============




    The accompanying notes are an integral part of these consolidated financial statements.




SABA PETROLEUM COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 1997 and 1996 (Unaudited)

                                                                                  1997                     1996

Cash flows from operating activities:
   Net income                                                             $        1,948,882        $       1,489,863
   Adjustments to reconcile net income to net cash
     provided by operations:
        Depletion, depreciation and amortization                                   3,233,287                2,368,405
        Amortization of unearned compensation                                      -                            8,500
        Compensation expense attributable to non-employee option                   -                           91,600
        Minority interest in earnings of consolidated subsidiary                      94,391                  100,647
        Gain on issuance of shares of subsidiary                                     (5,533)                 -
        Changes in:
             Accounts receivable                                                   1,563,136              (1,540,620)
             Other assets                                                            149,463                  278,060
             Accounts payable and accrued liabilities                              2,042,242              (1,544,309)
                                                                            -----------------         ----------------
                                                                            -----------------         ----------------
             Net cash provided by operating activities                             9,025,868                1,252,146
                                                                            -----------------         ----------------

Cash flows from investing activities:
   Expenditures for property and equipment                                      (12,531,621)              (2,648,227)
                                                                            -----------------         ----------------
                                                                            -----------------         ----------------
             Net cash used in investing activities                              (12,531,621)              (2,648,227)
                                                                            -----------------         ----------------

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                                 12,423,705                6,700,712
   Principal payments on notes payable and long-term debt                        (9,105,508)              (5,575,275)
   (Increase) decrease in notes receivable                                           200,586                (284,056)
   Increase in deferred loan costs                                                 -                        (165,777)
   Net change in accounts with affiliated companies                                (132,236)                 (12,901)
   Net proceeds from issuance of common stock                                        130,000                  329,992
                                                                            -----------------         ----------------
                                                                            -----------------         ----------------
            Net cash provided by  financing activities                             3,516,547                  992,695
                                                                            -----------------         ----------------

Effect of exchange rate changes on cash and cash equivalents                         (1,650)                       44
                                                                            -----------------         ----------------
Net increase (decrease)  in cash                                                       9,144                (403,342)
Cash at beginning of period                                                          734,036                  640,287
                                                                            -----------------         ----------------

Cash at end of period                                                     $          743,180        $         236,945
                                                                            =================         ================


The accompanying notes are an integral part of these consolidated financial statements.






                                      SABA PETROLEUM COMPANY AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

     The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1996 and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of June 30, 1997, and the consolidated results of operations for the six and three month periods ended June 30, 1997 and 1996 and the consolidated cash flows for the six month periods ended June 30, 1997 and 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement of Financial Accounting Standards No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Management has not yet determined the impact that adoption of Statement of Financial Accounting Standard No. 128 is expected to have on the financial statements of the Company.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, " Disclosure About Segments of an Enterprise and Related Information." Both Statements are effective for fiscal years beginning after December 15, 1997. Management has not yet determined the impact that adoption of the Statements is expected to have on the financial statements of the Company.

  2.     Statements of Cash Flows

    Following is certain supplemental information regarding cash flows for the six month periods ended June 30, 1997 and 1996:

                                                                                   1997                  1996

                             Interest paid                                $     889,000      $      1,228,000
                                                                            ============         =============

                             Income taxes paid                            $   1,640,000      $        643,000
                                                                            ============         =============

    Non-cash investing and financing transactions:

    Debentures in the principal amount of $2,157,000 were converted into 493,006 shares of Common Stock during the six months ended June 30, 1997.

    Cumulative foreign currency translation gains (losses) in the amount of ($18,729) and $1,003 were recorded during the six month periods ended June 30, 1997 and 1996, respectively.

    In February 1996, the Company issued 14,000 shares of Common Stock to a director of the Company in settlement of an obligation in the amount of $42,000.

    Debentures in the principal amount of $156,000 were converted into 35,656 shares of Common Stock during the six months ended June 30, 1996.


                                      SABA PETROLEUM COMPANY AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Company incurred a charge to operations, and a credit to Stockholders' Equity, in the amount of $91,600 resulting from the issuance of stock options to a consultant during the six months ended June 30, 1996.

3.  Long-Term Debt

    Long-term debt consists of the following at June 30, 1997:


                9% convertible senior subordinated debentures - due 2005                $      4,281,000
                Revolving loan agreement with a bank                                          15,650,000
                Demand revolving loan agreement with a bank                                    2,444,766
                Capital lease obligations                                                        375,054
                Promissory notes-CAPCO                                                         1,016,600
                                                                                          ---------------
                                                                                              23,767,420
                Less current portion                                                           3,658,113
                                                                                          ===============
                                                                                        $     20,109,307
                                                                                          ===============

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

    Debentures in the amount of $6,212,000 were converted into 1,419,846 shares of Common Stock during the year ended December 31, 1996. An additional $2,157,000 of Debentures were converted into 493,006 shares of Common Stock during the six-month period ended June 30, 1997.

    The revolving loan ("Agreement") is subject to semi-annual redeterminations and will be converted to a three-year term loan on July 1, 1999. Funds advanced under the facility are collateralized by substantially all of the Company's U.S. oil and gas producing properties and the common stock of its principal U.S. subsidiaries. Interest is payable at the prime rate plus 0.25%, or LIBOR rate pricing options plus 2.25%. At June 30, 1997, the borrowing base for the revolving loan was $18.2 million. The weighted average interest rate for borrowings outstanding under the revolving loan at June 30, 1997 was 8.2%. Effective August 1, 1997, the borrowing base for the revolving loan was increased to $19.1 million, subject to a monthly reduction of $400,000, beginning September 1, 1997. In accordance with the terms of the Agreement, and after giving effect to the Company's anticipated capital requirements, $3.3 million of the loan balance is classified as currently payable at June 30, 1997. The Agreement





                                      SABA PETROLEUM COMPANY AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     requires, among other things, that the Company maintain at least a 1 to 1 working capital ratio, stockholders' equity of $6,250,000, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends and advancing funds in excess of specified limits to affiliates. The Company was in compliance with the terms of the Agreement at June 30, 1997.

    The Company's Canadian subsidiary has available a demand revolving reducing loan in the face amount of $2.8 million. Interest is payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (5.5% at June 30, 1997). The loan is collateralized by the subsidiary's oil and gas producing properties, and a first and fixed floating charge debenture in the principal amount of $3.6 million over all assets of the company. Effective July 1, 1997, the borrowing base will reduce at the rate of $58,000 per month. In accordance with the terms of the loan agreement, $315,000 of the loan balance is classified as currently payable at June 30, 1997. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default.

    The Company leases certain equipment under agreements which are classified as capital leases. Lease payment terms vary from three to four years. The effective interest rate on the total amount of capitalized leases at June 30, 1997 was 8.82%.

4.  Common Stock and Stock Options

    As of June 30, 1997, the Company had outstanding options to certain employees of the Company for the purchase of 653,000 shares of Common Stock. These options become exercisable over a period of five years from the date of issue. The exercise price of the options is the fair market value of the Common Stock at the date of grant. Options to acquire 89,000 shares of Common Stock were exercised during the six month period ended June 30, 1997. Options to acquire 269,000 shares of Common Stock were exercisable at June 30, 1997.

    On May 30, 1997, the Company issued options to acquire 595,000 shares of Common Stock to certain officers and employees in accordance with the provisions of the 1996 Incentive Equity Plan. The options have an exercise price of 110% of the market value at date of grant and become exercisable over various periods ranging from two to five years from the date of grant. No options were exercised during the period ended June 30, 1997.

    On May 30, 1997, the Company's Board of Directors authorized, on a deferred basis, the issuance of 200,000 shares of Common Stock to the Company's President, the issuance of such shares being contingent upon the officer remaining in the employ of the Company for a period of two years succeeding the expiration of his existing employment contract at December 31, 1999, with such shares to be issued in two equal installments of 100,000 shares each at the end of each of the two succeeding years.








                                      SABA PETROLEUM COMPANY AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Additionally, the Board of Directors authorized the issuance of 100,000 shares of performance shares to the Company's President, issuable at the end of calendar year 1997 provided that certain operating results are reported by the Company at the end of the year.


    5.  Contingencies

    The Company is subject to extensive Federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.

    Environmental Contingencies
    Pursuant to the purchase and sale agreement of an asphalt refinery in Santa Maria, California, the sellers agreed to perform certain remediation and other environmental activities on portions of the refinery property through June 1999. Because the purchase and sale agreement contemplates that the Company might also incur remediation obligations with respect to the refinery, the Company engaged an independent consultant to perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the seller is responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. The Company, however, believes that all required remediation will be completed by the seller within the five-year period. Environmental compliance surveys such as those the Company has had performed are limited in their scope and should not be expected to disclose all environmental contamination as may exist.Pursuant to the purchase and sale agreement of an asphalt refinery in Santa Maria, California, the sellers agreed to perform certain remediation and other environmental activities on portions of the refinery property through June 1999. Because the purchase and sale agreement contemplates that the Company might also incur remediation obligations with respect to the refinery, the Company engaged an independent consultant to perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the seller is responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. The Company, however, believes that all required remediation will be completed by the seller within the five year period. Environmental compliance surveys such as those the Company has had performed are limited in their scope and should not be expected to disclose all environmental contamination as may exist.

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

    In accordance with the Articles of Association for the Cocorna Concession, the Concession expired during the first quarter and the property interest reverted to Ecopetrol. The property is presently under operation by Ecopetrol. Under the terms of the acquisition of the Concession, the Company and the operator were required to perform various environmental remedial operations, which the operator advises have been substantially, if not wholly, completed. The Company and the operator are awaiting an inspection of the Concession area by Colombian officials to determine whether the government concurs with the operator's conclusions. Based upon the advice of the operator, the Company does not anticipate any significant future expenditures associated with the environmental requirements for the Cocorna Concession.

                                        SABA PETROLEUM COMPANY AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    In 1993, the Company acquired a producing mineral interest in California from a major oil company ("Seller"). At the time of acquisition, the Company's investigation revealed that the Seller had suffered a discharge of diluent (a light oil based fluid which is often mixed with heavier grade crudes). The purchase agreement required the Seller to remediate the area of the diluent spill. After the Company assumed operation of the property, the Company became aware of the fact that diluent was seeping into a drainage area, which traverses the property. The Company took action to eliminate the fluvial contamination and requested that the Seller bear the cost of remediation. The Seller has taken the position that its obligation is limited to the specified contaminated area and that the source of the contamination is not within the area that the Seller has agreed to remediate. The Company has commenced an investigation into the source of the contamination to ascertain whether it is physically part of the area which the Seller agreed to remediate or is a separate spill area. Investigation and discussions with the Seller are ongoing. Should the Company be required to remediate the area itself, the cost to the Company could be significant. The Company has spent approximately $165,000 to date in remediation activities, and present estimates are that the cost of complete remediation could approach $1 million. Since the investigation is not complete, an accurate estimate of cost cannot be made.

    In 1995, the Company agreed to acquire, for less than $50,000, an oil and gas interest in California on which a number of oil wells had been drilled by the seller. None of the wells were in production at the time of acquisition. The acquisition agreement required that the Company assume the obligation to abandon any wells that the Company did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company would be obtained. The Company has been unable to secure all of the requisite consents to transfer the property but nevertheless may have the obligation to abandon the wells. The Company is evaluating its drilling options and is considering whether to continue to attempt to secure the transfer consents. A preliminary estimate of the cost of abandoning the wells and restoring the well sites is approximately $800,000. The Company is currently unable to assess its exposure to third parties if the Company elects to plug such wells without first obtaining necessary consent.

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

Acquisition, Exploration and Development
Drilling activity during the quarter ended June 30, 1997, consisted of one gross (1.0 net) horizontal oil well that was abandoned due to downhole stability problems and one gross (.87 net) gas well that was plugged and abandoned as a dry hole in Canada; the drilling and completion of one gross (1.0 net) horizontal oil well and the drilling and completion of one pair (2 gross and net) of Steam Assisted Gravity Drainage ("SAGD") wells in Santa Barbara County, California; and the drilling and completion of four gross (1.0 net) oil wells and the drilling of one gross (.25 net) well which was in progress in Colombia. Production from the SAGD wells is expected to commence in September 1997 when construction of surface injection equipment is completed.

In July, 1997 drilling operations commenced on the fifth horizontal well in the California 1997 drilling program, as well as on a re-entry location in Lea County, New Mexico to test the Cisco formation at the Company's Southwest Tatum Prospect. In August, 1997 a re-entry operation commenced in Alberta, Canada in a second attempt to establish production in the Wabamum formation.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

The Company plans to continue drilling activities on its present properties throughout the remainder of 1997, including as many as 26 additional horizontal oil wells in California. Permits have been secured for a total of 21 drilling locations in Colombia.


Results of Oil and Gas Producing OperationsResults of Oil and Gas Producing Operations

Results of the Company's oil and gas producing activities for the six and three month periods ended June 30, 1997 and 1996 are as follows:



Six Months Ended June 30, 1997                                United
                                          Total                                 Canada           Colombia
                                                              States

Oil and gas sales                   $     17,363,664     $   10,554,957     $   1,249,110    $    5,559,597
Production costs                    $      8,433,089     $    5,081,512     $     503,617    $    2,847,960
Depletion                           $      2,938,140     $    1,792,000     $     155,805    $      990,335
General and administrative          $      2,098,533     $    1,782,786     $     216,788    $       98,959
               expenses

Oil volume (Bbls)                          1,066,407            555,784            54,822           455,801
Gas volume (Mcf)                           1,096,629            732,222           364,407           -
Barrels of oil equivalent                  1,249,179            677,821           115,557           455,801
(BOE)


Average per BOE:
   Sales price                      $          13.90     $        15.57     $       10.81    $        12.20
   Production costs                 $           6.75     $         7.50     $        4.36    $         6.25
   Depletion                        $           2.35     $         2.64     $        1.35    $         2.17
   General and administrative       $           1.68     $         2.63     $        1.88    $         0.22
               expenses


Six Months Ended June 30, 1996                                United
                                          Total                                 Canada           Colombia
                                                           States

Oil and gas sales                   $     14,603,688     $    6,859,207     $   1,333,645    $    6,410,836
Production costs                    $      7,180,776     $    3,927,488     $     476,761    $    2,776,527
Depletion                           $      2,099,225     $      991,305     $     132,840    $      975,080
General and administrative          $      1,563,530     $    1,184,881     $     289,211    $       89,438
              expenses

Oil volume (Bbls)                            971,367            377,074            62,597           531,696
Gas volume (Mcf)                             806,035            495,304           310,731           -
Barrels of oil equivalent                  1,105,707            459,625           114,386           531,696
(BOE)

Average per BOE:
   Sales price                      $          13.21     $        14.92     $       11.66    $        12.06
   Production costs                 $           6.49     $         8.54     $        4.16    $         5.22
   Depletion                        $           1.89     $         2.15     $        1.16    $         1.83
   General and administrative       $           1.41     $         2.58     $        2.53    $         0.17
              expenses



Three Months Ended June 30,                               United
1997
                                        Total             States              Canada             Colombia

Oil and gas sales                  $   7,695,072     $    4,931,516      $      511,880      $    2,251,676
Production costs                   $   4,187,879     $      763,131      $      280,355      $    1,144,393
Depletion                          $   1,488,091     $      936,086      $       86,703      $      465,302
General and administrative         $   1,172,111     $      994,218      $      115,116      $       62,777
              expenses

Oil volume (Bbls)                        531,984            297,175              27,148             207,625
Gas volume (Mcf)                         532,999            335,796             197,203             -
Barrels of oil equivalent (BOE)          620,781            353,141              60,015             207,625

Average per BOE:
   Sales price                     $       12.40     $        13.96      $         8.53      $        10.84
   Production costs                $        6.75     $         7.82      $         4.67      $         5.51
   Depletion                       $        2.40     $         2.65      $         1.44      $         2.24
   General and administrative      $        1.89     $         2.82      $         1.92      $         0.30
              expenses


Three Months Ended June 30,                               United
1996
                                        Total             States              Canada             Colombia

Oil and gas sales                  $   7,640,802     $    3,583,696      $      757,401      $    3,299,705
Production costs                   $   3,778,786     $    1,962,936      $      274,632      $    1,541,218
Depletion                          $   1,094,106     $      532,690      $       74,041      $      487,375
General and administrative         $     864,559     $      659,332      $      157,702      $       47,525
              expenses

Oil volume (Bbls)                        492,262            194,628              33,978             263,656
Gas volume (Mcf)                         390,705            228,292             162,413             -
Barrels of oil equivalent (BOE)          557,380            232,677              61,047             263,656

Average per BOE:
   Sales price                     $       13.71     $        15.40      $        12.41      $        12.52
   Production costs                $        6.78     $         8.43      $         4.49      $         5.84
   Depletion                       $        1.96     $         2.28      $         1.21      $         1.85
   General and administrative      $        1.55     $         2.83      $         2.58      $         0.18
              expenses


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)



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






ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


Processing operations for the six and three month periods ended June 30, 1997 and 1996 are as follows:

                                   Six Months                           Three Months
                                  Ended June 30                         Ended June 30
                                      1997            1996                  1997           1996

Crude oil throughput (Bbls)         659,889            543,345                 375,320      301,051

Production:
Asphalt (tons)                       72,855            63,954                  40,937       35,646
Other products (Bbls)               249,480            186,306                 144,552      102,590

Sales:
Asphalt (tons)                       70,846            30,296                  45,638       25,248
Other products (Bbls)               226,933            173,164                 135,588       89,911

Processing fee income              $212,232             $44,000                $212,232      $44,000


The asphalt refining business is seasonal in nature, and is influenced by several factors, including weatherconditions in the marketing area. A majority of the Company's processing fee income is attributable to asphalt sales which are recorded during the period April to October.



1997 compared to 1996

Oil and Gas Sales

Oil and gas sales increased $2.8 million (19.2%) and $100,000 (1.3%) for the six and three month periods ended June 30, 1997, respectively, from $14.6 million and $7.6 million for the same periods of 1996. Average sales price per BOE increases (decreases) of $0.69 and ($1.31) for the six and three month periods ended June 30, 1997, respectively, from $13.21 and $13.71 for the same periods of 1996, resulted in increased (decreased) oil and gas sales of $865,000 and ($815,000), respectively.

Production increases of 143,000 BOE (12.9%) and 63,000 BOE (11.3% ), for the six and three month periods ended June 30, 1997, respectively, from 1,106,000 BOE and 557,000 BOE for the same periods of 1996 resulted in increased oil and gas sales of $1.9 million and $869,000, respectively. The increase in oil and gas production was primarily attributable to the Company's property acquisition in Louisiana in November 1996 and the horizontal drilling program that began in California in June 1996. The production increases include declines in Colombia of 76,000 BOE and 56,000 BOE for the six and three month periods ended June 30, 1997, respectively, from the same periods of 1996 which resulted from the reversion of the Cocorna Concession property interest in February 1997 and normal production declines.

Other Revenues

Other revenues increased (decreased) ($315,000) (40.1%) and $215,000 (59.4%) for the six and three month periods ended June 30, 1997, respectively, from $786,000 and $362,000 for the same periods in 1996. The decrease for the six month period was due primarily to additional Velasquez-Galan Pipeline operating expenses in the amount of $414,000 which were invoiced to the Company by the facility's operator in the first quarter of the year. An increase of $170,000 in processing fee income from the Company's asphalt refinery was the principal source of the change for the three month period.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


Production Costs

Production costs increased $1.2 million (16.7%) and $400,000 (10.5%) for the six and three month periods ended June 30, 1997, respectively, from $7.2 million and $3.8 million for the same periods in 1996. Average production cost per BOE increases (decreases) of $0.26 and ($0.03) for the six and three month periods ended June 30, 1997, respectively, from $6.49 and $6.78 for the same periods in 1996, resulted in increased (decreased) production costs of $321,000 and ($21,000).

Production increases of 143,000 BOE and 63,000 BOE for the six and three month periods ended June 30, 1997, respectively, from 1,106,000 BOE and 557,000 BOE for the same periods of 1996 resulted in increased production costs of $932,000 and $430,000, respectively. In comparison with the six and three month periods of the prior year, production volume changes for the same periods in 1997 were increases of 218,000 BOE and 120,000 BOE, respectively, in the United States and decreases of 76,000 BOE and 56,000 BOE, respectively, in Colombia. The increases in the United States are primarily attributable to the Company's property acquisition in Louisiana in November 1996 and the horizontal drilling program that began in California in June 1996. Approximately one-half of the production declines in Colombia resulted from the reversion of the Cocorna Concession property interest in February 1997; the balance of the decrease was due to normal production declines.

General and Administrative Expenses

General and administrative expenses increased $400,000 (23.5%) and $200,000 (20%) for the six and three month periods ended June 30, 1997, respectively, from $1.7 million and $1.0 million for the same periods of 1996. The overall increase in general and administrative expenses was due principally to the increase in employment in the Company's domestic offices to support its planned oil and gas property development programs.


Depletion, Depreciation and Amortization

Depletion, depreciation and amortization expenses increased $800,000 (33.3%) and $400,000 (33.3%) for the six and three month periods ended June 30, 1997, respectively, from $2.4 million and $1.2 million for the same periods of 1996. Depletion expense increased $800,000 (38.1%) and $400,000 (36.4%) for the six and three month periods ended June 30, 1997, respectively, from $2.1 million and $1.1 million for the same periods of 1996. The increases were primarily attributable to domestic production volume increases for the six and three month periods ended June 30, 1997 of 218,000 BOE and 120,000 BOE, respectively, in comparison with the same periods of 1996, and capital costs recorded by the Company in its full cost pools beginning in the second quarter of 1996 and the anticipated future development and abandonment costs to be incurred in connection with the management of its oil and gas properties. Depreciation and amortization expenses increased $11,000 and $16,000 for the six and three month periods ended June 30, 1997, respectively, from $269,000 and $134,000 for the same periods of 1996.

Other Income (Expense)

Other income (expense) increased to income of $274,000 and $70,000 for the six and three month periods ended June 30, 1997, respectively, from expense of $83,000 and $22,000 for the same periods of 1996. The changes were primarily due to non-operational gains realized by the Company's Colombia operations.


Interest Expense

Interest expense decreased $400,000 (33.3%) and $200,000 (33.3%) for the six and three month periods ended June 30, 1997, respectively, from $1.2 million and $600,000 for the same periods of 1996. The decreases were due primarily to the conversion of $8.4 million of Debentures to Common Stock occurring since April 1, 1996.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


Interest expense attributable to the Company's revolving line of credit increased $77,000 and $66,000 for the six and three month periods ended June 30, 1997, respectively, from the same periods of 1996. The average debt balance outstanding under this credit facility increased $2.7 million (30.0%) and $3.4 million (38.6%) for the six and three month periods ended June 30, 1997, respectively, from $9.0 million and $8.8 million for the same periods of 1996, due principally to the use of loan proceeds to fund a property acquisition and development drilling activities. The weighted average interest rate for the revolving line of credit decreased 21 basis points (2.3%) and 56 basis points (6.1%) for the six and three month periods ended June 30, 1997, respectively, from 9.29% and 9.25% for the same periods of 1996.


Provision for Taxes on Income

Provision for taxes on income increased $169,000 (13.0%) and decreased $225,000 (37.0%) for the six and three month periods ended June 30, 1997, respectively, from the same periods of 1996. The Company's estimated effective tax rates were 43.0% in 1997 and 46.0% in 1996.


Net Income

Net income increased $459,000 (30.8%) and decreased $227,000 (30.9%) for the six and three month periods ended June 30, 1997, respectively, from the same periods of 1996. The changes in net income reflect the changes in oil and gas sales, other revenues, production costs, general and administrative expenses, depletion, depreciation and amortization expenses, interest expense, other income (expense) and provision for taxes on income discussed above.


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



Working Capital

The Company's  working  capital  decreased in 1997 from $2.4 million at December
31, 1996 to a deficit of $2.9 million at June 30, 1997. This decrease was primarily due to an increase of $2.2 million in accounts payable, due to the Company's development expenditures at the end of the second quarter, and the classification as a current liability of $3.2 million of revolving bank loan indebtedness which may become payable during the next twelve months, depending on the Company's future capital requirements and available funding sources.

Operating Activities

The Company's operating activities during 1997 provided net cash flow of $9.0 million. Changes in the non-cash components of working capital were responsible for $3.8 million of this amount. Cash flows from operating activities provided net cash flow of $1.3 million in 1996.

Investing Activities

Investing   activities   during  1997,   consisting  of  oil  and  gas  property
acquisition, development and exploration expenditures, resulted in a net cash outflow of $12.5 million.

Investing activities during 1996, consisting principally of oil and gas property acquisition, development and exploration expenditures, resulted in a net cash outflow of $2.6 million.

Financing Activities

Financing activities during 1997 resulted in net cash flow of $3.5 million. Borrowings under the Company's credit facilities provided $3.3 million of this inflow. Proceeds from the exercise of options provided cash inflows in the amount of $130,000 during 1997.

Financing activities during 1996, which provided net cash flow of $993,000, consisted principally of activity on the Company's revolving line of credit and proceeds from the issuance of Debentures, net of related financing costs, in the amount of $1.4 million.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


Credit Facilities

In September 1993, the Company established a reducing, revolving line of credit with Bank One, Texas, N.A. to provide funds for the retirement of a production note payable, the retirement of other short-term fixed rate indebtedness and for working capital. At June 30, 1997, the borrowing base under the credit agreement was $18.2 million, subject to a monthly reduction of $435,000, of which $15.7 million was outstanding. Effective August 1, 1997, the borrowing base was increased to $19.1 million, subject to a monthly reduction of $400,000.

In addition, the Company has received from Bank One, Texas, N.A. a commitment for a term credit facility of $3.4 million to fund development projects in the United States. The borrowing base for this facility will reduce at the rate of $142,000 per month.

The Company's Canadian subsidiary has available a demand revolving reducing loan in the face amount of $2.8 million. Effective July 1, 1997, the maximum principal amount available under the loan will reduce at the rate of $58,000 per month. At June 30, 1997, $2.4 million was outstanding.

The Company's budget for capital expenditures for the second half of 1997 is $32.6 million. The expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties, both domestically and internationally. The Company has recently concluded negotiations with Pertamina, the Indonesia state-owned oil company regarding an exploration block on the island of Java and is awaiting final approvals by Indonesian officials. The initial commitment including cash bonus, seismic and drilling costs for a period of up to three years, is $19 million. Subsequent to June 30, 1997, the Company entered into a letter of intent with another oil company pursuant to which the Company is to acquire a 75% working interest in two licenses located onshore England south of London. The licenses cover approximately 123,550 acres of land. Saba will pay $300,000 and will acquire seismic and other data and will act as operator of the project, assuming receipt of government approvals. The Company intends to commence drilling a well by year-end at an estimated gross cost of $1,100,000 ($825,000 to the Company's interest) as a dry hole and $1,550,000 gross ($1,165,000 net) as a completed well.The amount of capital expenditures will change during future periods depending on market conditions, results of the Company's development drilling program and other related economic factors, including the price of oil and natural gas. The funds available (including those from credit lines) for anticipated capital expenditures will be affected by prices for oil and natural gas, results of the Company's development drilling program and other factors beyond the control of the Company.

Should the Company be unable to obtain equity and/or debt financing in amounts sufficient to fund projected activities, it may be constrained in its ability to acquire and/or develop additional oil and gas properties.

New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No.128, "Earnings Per Share."   Statement of
Financial Accounting Standards No. 128 specifies

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

the computation, presentation, and disclosure requirements for earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Management has not yet determined the impact that adoption of Statement of Financial Accounting Standard No. 128 is expected to have on the financial statements of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, " Disclosure About Segments of an Enterprise and Related Information." Both Statements are effective for fiscal years beginning after December 15, 1997. Management has not yet determined the impact that adoption of the Statements is expected to have on the financial statements of the Company.

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

                                              Saba Petroleum Company

                                             PART II - OTHER INFORMATION






                                                       PART II


Item 2. Changes in Securities.

         During May 1997, pursuant to a general solicitation of shareholders, the shareholders of the Registrant voted to change the state of incorporation of Registrant from Colorado to Delaware. During June 1997, such reincorporation was effected. The material differences in the rights of the holders of Registrant's common stock, $0.001, are described in Registrant's definitive proxy statement dated April 25, 1997, which was filed with the Securities and Exchange Commission under file number 001-13880. The material set forth on pages 12 through 25, inclusive, under the Caption "Proposal No. II-Reincorporation In Delaware" is incorporated herein in response to this item by this reference. See also, Item 4 of this Report.



Item 4. Submission of Matters to a vote of Security Holders.

(a)      On May 30, 1997, Registrant held its annual meeting of shareholders.

(b) The annual meeting involved the election of directors of the Registrant's for a term expiring at the end of Registrants 1997 annual meeting, or until the successors to the directors have been elected and qualified. At such meeting the entire board of directors was elected and the persons listed in (c) were elected directors of Registrant for the term stated above.

(c) The following shows the matters voted upon at the annual meeting, and the results of such voting:

         1. Election of Directors:


--------------------- ------------------ ------------------ ------------------ ------------------ ------------------

Nominee               Votes For          Votes Against      Withheld           Abstentions        Broker Nonvotes
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------

Ilyas Chaudhary       8,436,054              140            9,660                500,983
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------

Alex Cathcart         8,435,793              700            10,920               500,983
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------

Walton Vance          8,436,469              140            6,748                500,983
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------

William Hagler        8,419,773              87,640         36,120               500,983
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------

Rodney C. Hill        8,435,519              2,730          10,808               500,983
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------

Ronald Ormand         8,435,479              770            10,948               503,083
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------

Faysal   Sohail       8,435,259              4,410          10,948               500,983
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------


2. Change of the State of Incorporation of the Registrant from Colorado to
   Delaware:


Nominee  Votes For         Votes Against    Withheld Abstentions       Broker Nonvotes
          5,611,022           155,631             12,262

    3. Adoption of the Company's 1997 Stock Option Plan for Non-Employee Directors.


Nominee  Votes For         Votes Against    Withheld Abstentions       Broker Nonvotes
          8,184,788           267,390             56,464

    4. Ratification of the selection of Coopers & Lybrand, L.L.P. as Registrant=s auditors for the year 1997.


Nominee  Votes For         Votes Against    Withheld Abstentions       Broker Nonvotes

          8,481,693           17,472              9,453


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits filed for the quarter ended June 30, 1997 are as follows:

EXHIBIT NUMBER     DESCRIPTION

10.38                                  Employment agreement with Alex Cathcart

10.39                                  Retainer Agreement with Rodney C. Hill, A
                                       Professional Corporation

11.1                                   Computation of Earnings per Common Share

27.1                                   Financial Data Schedule


   No reports were filed under Form 8-K during the quarter ended June 30, 1997.































                                              Saba Petroleum Company





                                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SABA PETROLEUM COMPANY


Date:    August 19, 1997           By:  /s/ Ilyas Chaudhary___________________
                                            Ilyas Chaudhary
                                            President
                                           (Principal Executive
                                            Officer)





Date:    August 19, 1997           By: /s/ Walton C. Vance__________________
                                           Walton C. Vance
                                           Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)