Form 10-Q
period 1997-09-30
SABA PETROLEUM CO
filed 1997-11-17
CIK 312340

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q
--------------------------------------------------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1997

                         Commission File Number 1-12322

--------------------------------------------------------------------------------
                             SABA PETROLEUM COMPANY

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

Registrant's telephone number, including area code: (805) 347-8700

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                            NO_____

At November 3, 1997, 10,775,115 shares of common stock, $.001 par value, were outstanding.

                             SABA PETROLEUM COMPANY

                                    CONTENTS

                                                                                             Page(s)

PART I.-FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1997
                  (Unaudited) and December 31, 1996                                            3

         CondensedConsolidated  Statements  of  Income  for the nine  and  three month periods ended September 30, 1997 and
                  1996 (Unaudited)                                                             4

         CondensedConsolidated  Statements  of Cash  Flows  for the nine  months ended September 30, 1997 and 1996
                  (Unaudited)                                                                  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                      6-11

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    12-21


PART II.-OTHER INFORMATION

Item 5. Other Information                                                                      22

Item 6. Exhibits and Reports on Form 8-K                                                       22

SIGNATURES                                                                                     23


                                            PART I - FINANCIAL INFORMATION
                                        SABA PETROLEUM COMPANY AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30            December 31
                                                                                   1997                    1996
   ASSETS                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                               $              227,396  $            734,036
   Accounts receivable, net of allowance for doubtful
          accounts of $74,000 (1997) and $65,000 (1996)                                10,616,055             7,361,326
   Other current assets                                                                 4,281,979             3,485,924
                                                                              --------------------    ------------------
          Total current assets                                                         15,125,430            11,581,286
                                                                              --------------------    ------------------
Property and equipment (Note 3):
   Oil and gas properties (full cost method)                                           71,224,084            44,494,387
   Land, plant and equipment                                                            8,038,510             5,687,885
                                                                              --------------------    ------------------
                                                                                       79,262,594            50,182,272
   Less accumulated depletion and depreciation                                       (20,159,770)          (15,323,780)
                                                                              --------------------    ------------------
          Total property and equipment                                                 59,102,824            34,858,492
                                                                              --------------------    ------------------

Other assets                                                                            3,243,912             2,677,108
                                                                              --------------------    ------------------

                                                                           $           77,472,166 $          49,116,886
                                                                              ====================    ==================
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                $           14,302,956 $           7,358,201
   Current portion of long-term debt                                                   18,087,907             1,805,556
                                                                              --------------------    ------------------
          Total current liabilities                                                    32,390,863             9,163,757

Long-term debt, net of current portion (Note 3)                                        20,258,983            20,811,980
Other liabilities and deferred taxes                                                    1,350,963               698,580
Minority interest in consolidated subsidiary                                              814,404               727,359
                                                                              --------------------    ------------------
           Total liabilities                                                           54,815,213            31,401,676
                                                                              --------------------    ------------------

Commitments and contingencies (Note 6)
Stockholders' equity:
   Preferred stock - $.001 par value, authorized
             50,000,000 shares; none issued                                                                   -
   Common stock - $.001 par value, authorized
             150,000,000 shares; issued and outstanding
             10,775,115 (1997) and 10,081,026 (1996) shares                                10,775                10,081
   Capital in excess of par value                                                      15,301,685            12,891,002
   Retained earnings                                                                    7,350,346             4,802,845
   Cumulative translation adjustment                                                      (5,853)                11,282
                                                                              --------------------    ------------------
          Total stockholders' equity                                                   22,656,953            17,715,210
                                                                              --------------------    ------------------

                                                                           $           77,472,166 $          49,116,886
                                                                              ====================    ==================

                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.



SABA PETROLEUM COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)



                                                                        Nine Months                             Three Months
                                                                     Ended September 30                      Ended September 30
                                                                 1997               1996                 1997                 1996
Revenues:
Oil and gas sales                                   $      25,282,361 $        22,075,612  $         7,918,697  $         7,471,924
 Other                                                      1,495,839           1,077,428            1,024,076              290,998
                                                      ----------------  ------------------   ------------------   ------------------
            Total revenues                                 26,778,200          23,153,040            8,942,773            7,762,922
                                                      ----------------  ------------------   ------------------   ------------------

Expenses:
      Production costs                                     12,249,901          10,955,455            3,816,812            3,774,679
      General and administrative                            3,467,984           2,659,998            1,369,451              992,037
      Depletion, depreciation and amortization              5,011,562           3,615,631            1,778,275            1,247,226
                                                      ----------------  ------------------   ------------------   ------------------
           Total  expenses                                 20,729,447          17,231,084            6,964,538            6,013,942
                                                      ----------------  ------------------   ------------------   ------------------

Operating income                                            6,048,753           5,921,956            1,978,235            1,748,980
                                                      ----------------  ------------------   ------------------   ------------------

Other income (expense):
     Other                                                  (190,308)             234,810            (463,848)              318,036
      Interest expense                                    (1,421,144)         (1,795,113)            (590,359)            (597,373)
                                                      ----------------  ------------------
                 Total other income (expense)             (1,611,452)         (1,560,303)          (1,054,207)            (279,337)
                                                      ----------------  ------------------   ------------------   ------------------

                   Income before income taxes               4,437,301           4,361,653              924,028            1,469,643

Provision for taxes on income                              (1,799,807)         (1,962,900)            (329,807)            (661,400)
Minority interest in (earnings) loss of consolidated
subsidiary                                                    (89,994)           (178,021)                4,397             (77,374)
           Net income                                $       2,547,500 $         2,220,732  $           598,618  $           730,869
                                                      ================  ==================   ==================   ==================

Net earnings per common share:
      Primary                                       $            0.23 $              0.24  $              0.05  $              0.08
                                                      ================  ==================   ==================   ==================
      Fully-diluted                                 $            0.22 $              0.24  $              0.05  $              0.08
                                                      ================  ==================   ==================   ==================

Weighted average common and common equivalent shares outstanding:
      Primary                                              11,192,408           9,223,994           11,272,241            9,454,968
                                                      ================  ==================   ==================   ==================
      Fully-diluted                                        12,229,478          11,971,802           12,223,623           12,075,000
                                                      ================  ==================   ==================   ==================



                         The  accompanying  notes are an integral  part of these
consolidated financial statements.




                                              SABA PETROLEUM COMPANY AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 1997 and 1996
                                                            (Unaudited)

                                                                                                     1997               1996

Cash flows from operating activities:
   Net income                                                                                $        2,547,500  $       2,220,732
   Adjustments to reconcile net income to net cash
     provided by operations:
        Depletion, depreciation and amortization                                                      5,011,562          3,615,631
        Amortization of unearned compensation                                                         -                      8,500
        Deferred tax provision                                                                          654,000           -
        Compensation expense attributable to non-employee option                                      -                     91,600
        Minority interest in earnings of consolidated subsidiary                                         89,994            178,021
        Gain on issuance of shares of subsidiary                                                        (5,533)            (6,336)
        Changes in:
             Accounts receivable                                                                    (3,260,779)        (1,821,046)
             Other assets                                                                                35,929            371,576
             Accounts payable and accrued liabilities                                                 6,934,575          (457,682)
                                                                                               -----------------   ----------------
             Net cash provided by operating activities                                               12,007,248          4,200,996
                                                                                               -----------------   ----------------

Cash flows from investing activities:
   Refund on restricted certificate of deposit                                                        -                    875,000
   Expenditures for property and equipment                                                         (29,074,023)        (5,630,697)
                                                                                               -----------------   ----------------
             Net cash used in investing activities                                                 (29,074,023)        (4,755,697)
                                                                                               -----------------   ----------------

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                                                    28,649,983          9,700,712
   Principal payments on notes payable and long-term debt                                          (10,546,557)        (9,589,794)
   (Increase) decrease in notes receivable                                                          (1,738,513)          (272,040)
   Increase in deferred loan costs                                                                    -                  (165,777)
                                                                                               -----------------   ----------------
   Net change in accounts with affiliated companies                                                    (30,725)           (12,250)
                                                                                               -----------------   ----------------
   Net proceeds from issuance of common stock                                                           227,500            422,375
   Capital subscription of minority interest                                                          -                     10,963
            Net cash provided by  financing activities                                               16,561,688             94,189

Effect of exchange rate changes on cash and cash equivalents                                            (1,553)                241
                                                                                               -----------------   ----------------
Net decrease  in cash                                                                                 (506,640)          (460,271)
Cash at beginning of period                                                                             734,036            640,287
                                                                                               -----------------   ----------------

Cash at end of period                                                                        $          227,396  $         180,016
                                                                                               =================   ================








                      The accompanying notes are an integral part of these consolidated financial statements.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

     The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1996 and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of September 30, 1997, and the consolidated results of operations for the nine and three month periods ended September 30, 1997 and 1996 and the consolidated cash flows for the nine month periods ended September 30, 1997 and 1996.

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

  2.     Statements of Cash Flows

    Following is certain supplemental information regarding cash flows for the nine month periods ended September 30, 1997 and 1996:

                                 1997                 1996
    Interest paid        $    1,428,974      $     1,517,532
                          =============        =============

    Income taxes paid    $    2,479,832      $    998,978
                          =============        =============

    Non-cash investing and financing transactions:

    Debentures in the principal  amount of $2,363,000  were  converted  into
     540,087 shares of Common Stock during the nine months ended
    September 30, 1997.

    Cumulative foreign currency translation gains (losses) in the amount of ($17,620) and $4,253 were recorded during the nine month periods ended September 30, 1997 and 1996, respectively.

    In February 1996, the Company issued 14,000 shares of Common Stock to a director of the Company in settlement of an obligation in the amount of $42,000.

    Debentures in the principal  amount of $1,605,000  were  converted  into
     366,840 shares of Common Stock during the nine months ended September 30, 1996.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Company incurred a charge to operations, and a credit to Stockholders' Equity, in the amount of $91,600 resulting from the issuance of stock options to a consultant during the nine months ended September 30, 1996.

3.  Long-Term Debt

    Long-term debt consists of the following at September 30, 1997:


                9% convertible senior subordinated debentures - due 2005                    $      4,075,000
                Revolving loan agreement with a bank                                              18,700,000
                Demand revolving loan agreement with a bank                                        2,642,821
                Term loan agreements with a bank                                                  12,477,769
                Capital lease obligations                                                            451,300
                                                                                              ---------------
                                                                                                  38,346,890
                Less current portion                                                              18,087,907
                                                                                              ===============
                                                                                            $     20,258,983
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

    Debentures in the amount of $6,212,000 were converted into 1,419,846 shares of Common Stock during the year ended December 31, 1996. An additional $2,363,000 of Debentures were converted into 540,087 shares of Common Stock during the nine month period ended September 30, 1997.

    The revolving loan ("Agreement") is subject to semi-annual redeterminations and will be converted to a three-year term loan on July 1, 1999. Funds advanced under the facility are collateralized by substantially all of the Company's U.S. oil and gas producing properties and the common stock of its principal U.S. subsidiaries. The Agreement also provides for a second borrowing base term loan of as much as $3.4 million which may be borrowed for the purpose of funding development of oil and gas properties in California. Funds advanced under this credit facility are to be repaid no later than April 30, 1998. At September 30, 1997, the borrowing bases for the two loans were $18.7 million and $3.4 million, respectively. Interest on the two loans is payable at the prime rate plus 0.25%, or LIBOR rate pricing options plus 2.25%. The weighted average interest rate for borrowings outstanding under the loans at September 30, 1997 was 8.3%. In accordance with the terms of the Agreement, and after giving effect to the Company's anticipated capital requirements, $7.6 million of the loan balances is classified as currently payable at September 30, 1997. The Agreement requires, among other things, that the Company maintain at least a 1 to 1 working capital ratio, stockholders' equity of $18.0 million, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends, advancing funds in

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS excess of specified limits to affiliates and expending funds on non oil and gas activities in excess of specified limits. The Company was in compliance with the terms of the Agreement at September 30, 1997.

    In September 1997, the Company borrowed $9,687,769 from its principal commercial lender to finance the acquisition cost of a producing oil and gas property. Interest is payable at the prime rate (8.5% at September 30, 1997) plus 1.0% until December 1, 1997, and the prime rate plus 2.0% thereafter. The loan is due to be repaid no later than December 31, 1997, and, accordingly, is classified as currently payable at September 30, 1997.

    The Company's Canadian subsidiary has available a demand revolving reducing loan in the face amount of $2.8 million. Interest is payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (5.5% at September 30, 1997). The loan is collateralized by the subsidiary's oil and gas producing properties, and a first and fixed floating charge debenture in the principal amount of $3.6 million over all assets of the company. The borrowing base reduces at the rate of $58,000 per month. In accordance with the terms of the loan agreement, $695,000 of the loan balance is classified as currently payable at September 30, 1997. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default.

    The Company leases certain equipment under agreements which are classified as capital leases. Lease payment terms vary from three to four years. The effective interest rate on the total amount of capitalized leases at September 30, 1997 was 8.8%.

4.  Common Stock and Stock Options

    As of September 30, 1997, the Company had outstanding options to certain employees of the Company for the purchase of 588,000 shares of Common Stock. These options become exercisable over a period of five years from the date of issue. The exercise price of the options is the fair market value of the Common Stock at the date of grant. Options to acquire 154,000 shares of Common Stock were exercised during the nine month period ended September 30, 1997. Options to acquire 284,000 shares of Common Stock were exercisable at September 30, 1997.

    On May 30, 1997, the Company issued options to acquire 595,000 shares of Common Stock to certain officers and employees in accordance with the provisions of the 1996 Incentive Equity Plan. The options have an exercise price equal to the market value at date of grant and become exercisable over various periods ranging from two to five years from the date of grant. No options were exercised during the period ended September 30, 1997.

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

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

    In accordance with the Articles of Association for the Cocorna Concession in Colombia, the Concession expired in February 1997 and the property interest reverted to Ecopetrol. The property is presently under operation by Ecopetrol. Under the terms of the acquisition of the Concession, the Company and the operator were required to perform various environmental remedial operations, which the operator advises have been substantially, if not wholly, completed. The Company and the operator are awaiting an inspection of the Concession area by Colombian officials to determine whether the government concurs with the operator's conclusions. Based upon the advice of the operator, the Company does not anticipate any significant future expenditures associated with the environmental requirements for the Cocorna Concession.

    In 1993, the Company acquired a producing mineral interest in California from a major oil company ("Seller"). At the time of acquisition, the Company's investigation revealed that the Seller had suffered a discharge of diluent (a light oil based fluid which is often mixed with heavier grade crudes). The purchase agreement required the Seller to remediate the area of the diluent spill. After the Company assumed operation of the property, the Company became aware of the fact that diluent was seeping into a drainage area, which traverses the property. The Company took action to eliminate the fluvial contamination and requested that the Seller bear the cost of remediation. The Seller has taken the position that its obligation is limited to the specified contaminated area and that the source of the contamination is not within the area that the Seller has agreed to remediate. The Company has commenced an investigation into the source of the contamination to ascertain whether it is physically part of the area which the Seller agreed to remediate or is a separate spill area. Investigation and discussions with the Seller are ongoing. Should the Company be required to remediate the area itself, the cost to the Company could be significant. The Company has spent approximately $240,000 to date in remediation activities, and present estimates are that the cost of complete remediation could approach $1 million. Since the investigation is not complete, an accurate estimate of cost cannot be made.

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

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's operating performance is influenced by several factors, the most significant of which are the price received for its oil and gas and the Company's production volumes. The price received by the Company for its oil produced in North America is influenced by the world price for crude oil, as adjusted for the particular grade of oil. The oil produced from the Company's California properties is predominantly a heavy grade of oil, which is typically sold at a discount to lighter oil. Heavy oil producers, however, have benefited from a decline in the price differential between light and heavy oil and the rise in heavy oil prices generally. The oil produced from the Company's Colombian properties is predominantly a heavy grade of oil. The prices received by the Company for its Colombian produced oil are determined based on formulas set by Ecopetrol. Additional factors influencing operating performance include production expenses, overhead requirements, the Company's method of depleting reserves, and cost of capital.

Acquisition, Exploration and Development

On September 9, 1997, the Company acquired an 80.0% working interest (approximate 66.4% net revenue interest) in a producing property in Louisiana and assumed operations at that time. Funding for the acquisition cost of approximately $8.0 million was provided under the terms of the Company's credit agreement with its principal commercial lender. The property consists of approximately 3,400 gross acres. At the time of acquisition, daily gross production averaged 160 barrels of oil and 5,700 mcf of gas. Remedial operations are currently in process in an effort to increase oil and gas production. Further work to enhance the value of the property may include recompletions, reworks, equipment installations and additional drilling based on the results of a planned 3-D seismic program.

On September 22, 1997, the Company signed a production sharing contract-joint operating agreement with Pertamina, the Indonesian state oil company, for the Jatiluhur Block. This exploratory prospect covers approximately 1.7 million acres and is located on the island of Java, 25 miles southeast of the city of Jakarta. The Company owns a 75% interest in the property and Pertamina owns the remaining 25%. Under terms of the production sharing contract, the minimum exploration commitment over the next three years is $17.1 million. Currently, the Company is formulating its investigatory efforts preparatory to conducting seismic studies and drilling operations. The Company is also seeking working interest partners to reduce its exploratory risk under this contract. Initial efforts have resulted in the Company `s belief that it will be able to obtain industry partners on a satisfactory basis.

  Drilling activity during the quarter ended September 30, 1997, consisted of the drilling and completion of one gross (.5 net) oil well on the Southwest Tatum Prospect in Lea County, New Mexico, the drilling and completion of five gross (5.0 net) horizontal oil wells in California, the drilling of one gross (1.0 net) well in California that was determined to be nonproductive, the drilling of two gross (2.0 net) horizontal oil wells in California that were in progress at the end of the quarter, the completion of one gross (.25 net) oil well in Colombia that was in progress at the beginning of the quarter, the drilling and completion of two gross (.5 net) oil wells in Colombia, and the drilling of one gross (.25 net) oil well that was in progress at the end of the quarter. In Alberta, Canada, a second re-entry horizontal well was unsuccessful in an attempt to produce oil in commercial quantities. Recompletion activities on three gross (2.1 net) wells in Louisiana, Texas and New Mexico resulted in production increases; a fourth recompletion attempt on one gross (.84 net) well in Texas was unsuccessful. In addition, recompletions were successfully attempted on six gross (1.5 net) oil wells in Colombia.

The two horizontal oil wells in California that were in progress at the end of the quarter were completed in October. Another horizontal well was drilled and completed in October 1997. Inclusive of these wells, a total of thirteen gross (13.0 net) oil wells have been drilled in California as part of the Company's 1997 drilling program. Eight of the wells are currently in production, two wells have encountered formation problems which the Company is seeking to remediate, one well was determined to be noncommercial and two wells (one pair) are Steam Assisted Gravity Drainage horizontal wells that are shut-in awaiting completion of the permitting process with regulatory authorities. Four horizontal wells were drilled in a previous waterflood area and high water cuts are inhibiting oil production rates. Although this situation was not unexpected, the dewatering process is occurring at lower rates than anticipated. Based on the results obtained to date, the Company has limited its 1997 horizontal drilling program to the wells currently drilled. Combined geologic-reservoir engineering and production engineering studies are currently underway to determine the nature and extent of the 1998 horizontal drilling program. In Colombia, a total of eight gross (2.0 net) wells have been drilled to date on the Teca/Nare property. Six wells are now producing under "huff and puff" steam injection. Additional drilling on this property will continue during the fourth quarter. The operator has made an application to obtain a global environmental permit in order to more rapidly develop the entire field. At the Velasquez field, three gross (.75 net) wells were recompleted in a different formation to establish additional reserves and increase production. Subsequent to quarter-end, the operator recompleted two gross (.50 net) wells and received regulatory approval to conduct operations on six additional locations.

Results of Oil and Gas Producing Operations

Results of the Company's oil and gas producing activities for the nine and three month periods ended September 30, 1997 and 1996 are as follows:

-------------------------------------------------- --- ----------------- --- ----------------- --- ----------------- --- -----------
Nine Months Ended September 30, 1997                        Total                 U.S.A.                Canada              Colombia
-------------------------------------------------- --- ----------------- --- ----------------- --- ----------------- --- -----------

Oil and gas sales:
   Oil                                       $        21,836,723   $        12,683,915   $         1,192,388   $       7,960,420
   Gas                                       $         3,445,640   $         2,900,862   $           544,778   $        -
Production costs                             $        12,249,901   $         7,702,619   $           792,506   $       3,754,775
Depletion                                    $         4,541,631   $         2,868,000   $           236,471   $       1,437,160
General and administrative expenses          $         3,317,972   $         2,796,882   $           348,419   $         172,671

Oil volume (Bbls)                                      1,580,981               838,662                76,824             665,495
Gas volume (Mcf)                                       1,766,538             1,219,945               546,593            -
Barrels of oil equivalent (BOE)                        1,875,404             1,041,986               167,923             665,495

Average per unit:
   Sales price-oil (Bbls)                    $             13.81   $             15.12   $             15.52   $           11.96
   Sales price-gas (Mcf)                     $              1.95   $              2.38   $              1.00   $        -
   Production costs (BOE)                    $              6.53   $              7.39   $              4.72   $            5.64
   Depletion (BOE)                           $              2.42   $              2.75   $              1.41   $            2.16
   General and administrative (BOE)          $              1.77   $              2.68   $              2.07   $            0.26

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)



-------------------------------------------------- --- ----------------- --- ----------------- --- ----------------- --- -----------
Nine Months Ended September 30, 1996                        Total                 U.S.A.                Canada              Colombia
-------------------------------------------------- --- ----------------- --- ----------------- --- ----------------- --- -----------

Oil and gas sales:
   Oil                                          $        20,038,328   $         8,966,764   $         1,724,687   $       9,346,877
   Gas                                          $         2,037,284   $         1,612,998   $           424,286   $        -
Production costs                                $        10,955,455   $         5,924,608   $           814,068   $       4,216,779
Depletion                                       $         3,207,500   $         1,502,160   $           214,240   $       1,491,100
General and administrative expenses             $         2,643,390   $         2,117,116   $           408,834   $         117,440

Oil volume (Bbls)                                         1,454,821               570,963               101,392             782,466
Gas volume (Mcf)                                          1,183,609               743,410               440,199            -
Barrels of oil equivalent (BOE)                           1,652,089               694,864               174,759             782,466

Average per unit:
   Sales price-oil (Bbls)                      $             13.77   $             15.70   $             17.01   $           11.95
   Sales price-gas (Mcf)                       $              1.72   $              2.17   $              0.96   $        -
   Production costs (BOE)                      $              6.63   $              8.53   $              4.66   $            5.39
   Depletion (BOE)                             $              1.94   $              2.16   $              1.23   $            1.91
   General and administrative (BOE)            $              1.60   $              3.05   $              2.34   $            0.15




-------------------------------------------------- --- ----------------- --- ----------------- --- ----------------- --- -----------
Three Months Ended September 30, 1997                       Total                 U.S.A.                Canada              Colombia
-------------------------------------------------- --- ----------------- --- ----------------- --- ----------------- --- -----------

Oil and gas sales:
   Oil                                         $         6,619,509   $         3,897,299   $           321,387   $       2,400,823
   Gas                                         $         1,299,188   $         1,132,520   $           166,668   $        -
Production costs                               $         3,816,812   $         2,621,107   $           288,890   $         906,815
Depletion                                      $         1,603,491   $         1,076,000   $            80,666   $         446,825
General and administrative expenses            $         1,278,437   $         1,073,094   $           131,631   $          73,712

Oil volume (Bbls)                                          514,574               282,878                22,002             209,694
Gas volume (Mcf)                                           669,909               487,723               182,186            -
Barrels of oil equivalent (BOE)                            626,225               364,165                52,366             209,694

Average per unit:
   Sales price-oil (Bbls)                      $             12.86   $             13.78   $             14.61   $           11.45
    Sales price-gas (Mcf)                      $              1.93   $              2.32   $              0.91   $        -
   Production costs (BOE)                      $              6.09   $              7.20   $              5.52   $            4.32
   Depletion (BOE)                             $              2.56   $              2.95   $              1.54   $            2.13
   General and administrative (BOE)            $              2.04   $              2.95   $              2.51   $            0.35















ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


-------------------------------------------------- --- ----------------- --- ----------------- --- ----------------- --- -----------
Three Months Ended September 30, 1996                       Total                 U.S.A.                Canada              Colombia
-------------------------------------------------- --- ----------------- --- ----------------- --- ----------------- --- -----------

Oil and gas sales:
   Oil                                         $         6,737,626   $         3,129,007   $           672,578   $       2,936,041
   Gas                                         $           734,298   $           591,548   $           142,750   $        -
Production costs                               $         3,774,697   $         1,997,120   $           337,307   $       1,440,252
Depletion                                      $         1,108,275   $           510,855   $            81,400   $         516,020
General and administrative expenses            $           988,260   $           840,635   $           119,623   $          28,002

Oil volume (Bbls)                                          483,454               193,889                38,795             250,770
Gas volume (Mcf)                                           377,574               248,106               129,468            -
Barrels of oil equivalent (BOE)                            546,382               235,239                60,373             250,770

Average per unit:
   Sales price-oil (Bbls)                      $             13.93   $             16.13   $             17.33   $           11.70
   Sales price-gas (Mcf)                       $              1.94   $              2.38   $              1.10   $           11.70
   Production costs (BOE)                      $              6.91   $              8.48   $              5.58   $            5.74
   Depletion (BOE)                             $              2.03   $              2.17   $              1.34   $            2.05
   General and administrative (BOE)            $              1.81   $              3.57   $              1.98   $            0.11


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

Processing operations for the nine and three month periods ended September 30, 1997 and 1996 are as follows:

                                           Nine Months                       Three Months
                                       Ended September 30                 Ended September 30
                                       1997             1996              1997            1996

Crude oil throughput (Bbls)              1,074,114        880,826            414,225        337,481

Production:
Asphalt (tons)                             120,268        100,766             47,413         36,812
Other products (Bbls)                      397,890        316,266            148,410        129,960

Sales:
Asphalt (tons)                             135,491         82,433             64,645         52,497
Other products (Bbls)                      381,437        312,586            154,504        139,422

Processing fee income                     $871,279       $215,590           $658,476       $103,224

24.

The asphalt refining business is seasonal in nature, and is influenced by several factors, including weather conditions in the marketing area. A majority of the Company's processing fee income is attributable to asphalt sales which are recorded during the period April to October.

1997 compared to 1996

Oil and Gas Sales

Oil and gas sales increased $3.2 million (14.5%) and $447,000 (6.0%) for the nine and three month periods ended September 30, 1997, respectively, from $22.1 million and $7.5 million for the same periods of 1996. Average sales price per BOE increases (decreases) of $0.12 and ($1.03) for the nine and three month periods ended September 30, 1997, respectively, from $13.36 and $13.68 for the same periods of 1996, resulted in increased (decreased) oil and gas sales of $223,000 and ($645,000), respectively.

Production increases of 223,000 BOE (13.5%) and 80,000 BOE (14.7%), for the nine and three month periods ended September 30, 1997, respectively, from 1,652,000 BOE and 546,000 BOE for the same periods of 1996 resulted in increased oil and gas sales of $3.0 million and $1.1 million, respectively. The increase in oil and gas production was primarily attributable to the Company's property acquisitions in Louisiana in November 1996 and September 1997 and the horizontal drilling program that began in California in June 1996. The production increases include declines in Colombia of 117,000 BOE and 41,000 BOE for the nine and three month periods ended September 30, 1997, respectively, from the same periods of 1996 which resulted from the reversion of the Cocorna Concession property interest in February 1997 and normal production declines. The drilling program in Colombia, which began in the second quarter of 1997, contributed a [marginal] quantity of production during the quarter that helped to reduce the production declines.

Other Revenues

Other revenues increased $400,000 (36.4%) and $733,000 (251.9%) for the nine and three month periods ended September 30, 1997, respectively, from $1.1 million and $291,000 for the same periods in 1996. The increase for the nine month period was due primarily to additional processing fee income of $723,000 realized from the Company's asphalt refinery and additional operator's overhead recoveries of $96,000 on operated oil and gas properties, reduced by excess Velasquez-Galan Pipeline operating expenses in the amount of $414,000 which were invoiced to the Company by the facility's operator in the first quarter of the year. An increase of $555,000 in processing fee income from the Company's asphalt refinery and an increase of $102,000 of net pipeline tariff income were the principal source of the change for the three month period.


Production Costs

Production costs increased $1.2 million (10.9%) and nil (0.0%) for the nine and three month periods ended September 30, 1997, respectively, from $11.0 million and $3.8 million for the same periods in 1996. Average production cost per BOE decreases of $0.10 and $0.81 for the nine and three month periods ended September 30, 1997, respectively, from $6.63 and $6.91 for the same periods in 1996, resulted in decreased production costs of $186,000 and $509,000.

Production increases of 223,000 BOE and 80,000 BOE for the nine and three month periods ended September 30, 1997, respectively, from 1,652,000 BOE and 546,000 BOE for the same periods of 1996 resulted in increased production costs of $1.5 million and $552,000, respectively. In comparison with the nine and three month periods of the prior year, production volume changes for the same periods in 1997 were increases of 347,000 BOE and 129,000 BOE, respectively, in the United States and decreases of 117,000 BOE and 41,000 BOE, respectively, in Colombia. The increases in the United States were primarily attributable to the Company's property acquisitions in Louisiana in November 1996 and September 1997 and the horizontal drilling program that began in California in June 1996. Approximately one-half of the production declines in Colombia resulted from the reversion of the Cocorna Concession property interest in February 1997; the balance of the decrease was due to normal production declines. The drilling program in Colombia, which began in the second quarter of 1997, provided a [marginal] quantity of production that helped to reduce the production declines.

General and Administrative Expenses

General and administrative expenses increased $800,000 (29.6%) and $400,000 (40.0%) for the nine and three month periods ended September 30, 1997, respectively, from $2.7 million and $1.0 million for the same periods of 1996. The overall increase in general and administrative expenses was due principally to the increase in employment in the Company's domestic offices to support its oil and gas property development programs in California, New Mexico and Louisiana.


Depletion, Depreciation and Amortization

Depletion, depreciation and amortization expenses increased $1.4 million (38.9%) and $600,000 (50.0%) for the nine and three month periods ended September 30, 1997, respectively, from $3.6 million and $1.2 million for the same periods of 1996. Depletion expense increased $1.3 million (40.6%) and $500,000 (45.5%) for the nine and three month periods ended September 30, 1997, respectively, from $3.2 million and $1.1 million for the same periods of 1996. The increases were primarily attributable to domestic production volume increases for the nine and three month periods ended September 30, 1997 of 347,000 BOE and 129,000 BOE, respectively, in comparison with the same periods of 1996, and capital costs recorded by the Company in its full cost pools beginning in the second quarter of 1996 and the anticipated future development and abandonment costs to be incurred in connection with the management of its oil and gas properties. Depreciation and amortization expenses increased $62,000 and $36,000 for the nine and three month periods ended September 30, 1997, respectively, from $408,000 and $139,000 for the same periods of 1996.

Other Income (Expense)

Other income (expense) decreased to expense of $190,000 and $464,000 for the nine and three month periods ended September 30, 1997, respectively, from income of $235,000 and $318,000 for the same periods of 1996. The changes were primarily due to foreign currency translation losses of $354,000 and $345,000 realized by the Company's Colombia operations for the nine and three month periods ended September 30, 1997, respectively. During the three months ended September 30, 1997, the Company also recognized expenses in the amount of $181,000 on prospective oil and gas prospects that the Company abandoned.

Interest Expense

Interest expense decreased $400,000 (22.2%) and $7,000 (1.2%) for the nine and three month periods ended September 30, 1997, respectively, from $1.8 million and $597,000 for the same periods of 1996. The decreases were due primarily to the conversion of $8.6 million of Debentures to Common Stock occurring since April 1, 1996. Interest expense attributable to the Company's revolving line of credit increased $262,000 and $185,000 for the nine and three month periods ended September 30, 1997, respectively, from the same periods of 1996. The average debt balance outstanding under this credit facility increased $5.8 million (66.7%) and $9.8 million (119.5%) for the nine and three month periods ended September 30, 1997, respectively, from $8.7 million and $8.2 million for the same periods of 1996, due principally to the use of loan proceeds to fund property acquisitions and development drilling activities. The weighted average interest rate for the revolving line of credit decreased 56 basis points (6.0%) and 99 basis points (10.7%) for the nine and three month periods ended September 30, 1997, respectively, from 9.28% and 9.25% for the same periods of 1996.


Provision for Taxes on Income

Provision for taxes on income decreased $163,000 (8.3%) and $331,000 (50.1%) for the nine and three month periods ended September 30, 1997, respectively, from the same periods of 1996. The Company's estimated effective tax rates were 43.0% in 1997 and 46.0% in 1996.


Net Income

Net income increased $327,000 (14.7%) and decreased $132,000 (18.1%) for the nine and three month periods ended September 30, 1997, respectively, from the same periods of 1996. The changes in net income reflect the changes in oil and gas sales, other revenues, production costs, general and administrative expenses, depletion, depreciation and amortization expenses, interest expense, other income (expense) and provision for taxes on income discussed above.


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


Summary cash flow information for the nine month periods ended September 30, 1997 and 1996 is as follows:

                                                                                 1997                   1996

                 Net cash provided by operating activities                         $12,007,248             $4,200,996

                 Net cash used in investing activities                           ($29,074,023)           ($4,755,697)

                 Net cash provided by financing activities                         $16,561,688                $94,189



Working Capital

The Company's working capital decreased in 1997 from $2.4 million at December 31, 1996 to a deficit of $17.2 million at September 30, 1997. This decrease was primarily due to the classification as a current liability of $8.3 million of borrowing base indebtedness that may become payable during the next twelve months, depending on the Company's future capital requirements and available funding sources. In addition, the Company borrowed $9.7 million in September to fund the acquisition of a producing property under a term loan due December 31, 1997, which is classified as a current liability. A net increase of $3.7 million in accounts payable in excess of a corresponding increase in accounts receivable due to the Company's drilling expenditures during the third quarter also contributed to the decrease in working capital.

Operating Activities
The Company's operating activities during 1997 provided net cash flow of $12.0 million. Changes in the non-cash components of working capital were responsible for $5.8 million of this amount. Cash flows from operating activities provided net cash flow of $4.2 million in 1996.

Investing Activities

Investing   activities   during  1997,   consisting  of  oil  and  gas  property
acquisition, development and exploration expenditures, resulted in a net cash outflow of $16.6 million.

Investing activities during 1996, consisting principally of oil and gas property acquisition, development and exploration expenditures, reduced by the receipt of a refund of $875,000 on a certificate of deposit, resulted in a net cash outflow of $4.8 million.

Financing Activities

Financing activities during 1997 resulted in net cash flow of $16.6 million. Borrowings under the Company's bank credit facilities provided $17.6 million of inflow. Proceeds from the exercise of options provided cash inflows in the amount of $227,000 during 1997.

Financing activities during 1996, which provided net cash flow of $94,000, consisted principally of activity on the Company's revolving line of credit and proceeds from the issuance of Debentures, net of related financing costs, in the amount of $1.4 million.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued


Credit Facilities

In September 1993, the Company established a reducing, revolving line of credit with Bank One, Texas, N.A. to provide funds for the retirement of a production note payable, the retirement of other short-term fixed rate indebtedness and for working capital. At September 30, 1997, the borrowing base under the revolving loan was $18.7 million, subject to a monthly reduction of $400,000, of which $18.7 million was outstanding.

The Company has a second borrowing base credit facility in the face amount of $3.4 million to fund development projects in California. The borrowing base for this facility reduces at the rate of $142,000 per month, beginning November 1, 1997. At September 30, 1997, $2.8 million was outstanding.

In November 1997, the Company secured a short term loan in the face amount of $3.0 million with Bank One, Texas, N.A. to be advanced in a series of tranches as needed to fund working capital requirements. Amounts outstanding under the loan will bear interest at the rate of prime plus 2%, and mature for payment on January 2, 1998.

The Company's Canadian subsidiary has available a demand revolving reducing loan in the face amount of $2.8 million. The maximum principal amount available under the loan reduces at the rate of $58,000 per month. At September 30, 1997, the loan was fully advanced with an outstanding balance of $2.6 million.

The Company's budget for capital expenditures for the last quarter of 1997 is estimated at $6.0 million. The expenditures will be made primarily to complete development projects on existing properties, including recompletions. Additional capital expenditures may be made for acquisitions of producing properties, both domestically and internationally. The amount of capital expenditures will change during future periods depending on market conditions, results of the Company's development drilling program and other related economic factors, including the price of oil and natural gas. The funds available (including those from credit lines) for anticipated capital expenditures will be affected by prices for oil and natural gas, results of the Company's development drilling program and other factors beyond the control of the Company.

The Company expended approximately $26.7 million for its acquisition and drilling activities during the nine month period ended September 30, 1997. The expenditures were funded principally by cash flow from operations and borrowings under bank credit facilities. The producing property acquisition in September 1997 was funded in total by short-term mezzanine financing. Under the terms of its bank credit agreements, $18.0 million has been classified as currently payable at September 30, 1997, as this amount may become payable over the next twelve month period. Management is in discussion with several banking groups in an attempt to secure either replacement long-term financing or equity. Although no definitive agreement has been secured at this time it is expected that such arrangements will be finalized either in the fourth quarter of 1997 or first quarter of 1998.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
 and Statement of Financial Accounting Standards No. 131, " Disclosure
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

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

ITEM 5. OTHER EVENTS

         On September 22, 1997, the Company entered into a Production Sharing Contract-Joint Operating Agreement for the Jatiluhur Block in Indonesia with Pertamina, the state-owned oil company. The Company owns a 75% interest in the block and Pertamina has a 25% ownership interest. Revenue sharing varies with the type of production. In general, the Company recovers its allowable costs from production plus incentive payments, and thereafter revenues are divided between Pertamina, as to the greater share, and the Company. The exploratory Jatiluhur Block covers approximately 1.7 million acres and is located on the Island of Java 25 miles southeast of the city of Jakarta. It is adjacent to the Northwest Java basin which contains a number of major oil and gas fields. The minimum exploration commitment over the next three years is $17.1 million. No relationship exists between Pertamina and any of the affiliates or associates of the Company. Concerning the exploration of the block, the Company analyzed available technical data provided by Pertamina and other publicly available sources. The Company intends to further evaluate such data and to conduct seismic and geological investigations prior to drilling to confirm the reserves.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits filed for the quarter ended September 30, 1997 are as follows:


EXHIBIT NUMBER                DESCRIPTION
10.1                          Second Amendment to First Amended  and Restated
                              Loan Agreement between the Company and Bank One,
                              Texas N.A.

10.2 Third Amendment to First Amended and Restated Loan Loan Agreement between the Company and Bank One, Texas N.A.

10.3 A report was filed under Form 8-K during the quarter ended September 30, 1997, filed as
                              Exhibit 10 to the Company's Current Report on Form 8-K dated September 24, and incorporated herein by reference.

10.4 Corrections to Second and Fourth Amendment to First Amended and Restated Loan Agreement between the Company and BNK One, Texas N.A.

10.5 Production Sharing Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Nagara
                             (Pertamina)  and Saba  Jatiluhur Limited.

11.1                          Computation of Earnings per Common Share


                             Saba Petroleum Company

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SABA PETROLEUM COMPANY


Date:    November 14, 1997       By:  ___________________
                                 Ilyas Chaudhary
                                    President
                                   (Principal Executive
                                    Officer)





Date:    November 14, 1997       By: __________________
                                 Walton C. Vance
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)