Form 10-K
period 1997-12-31
SABA PETROLEUM CO
filed 1998-04-16
CIK 312340

- 1 -

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    FORM 10-K

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to _______________.
           Commission file number 1-12322

                             SABA PETROLEUM COMPANY
             (Exact Name of registrant as specified in its Charter)

             Delaware                                                        47-0617589
 (State or other jurisdiction of                               (I.R.S. Employer Identification Number)
incorporation or organization)

3201 Airpark Drive, Suite 201
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

 On April 13, 1998, the aggregate market value of shares of voting stock of Registrant held by non-affiliates was approximately $25,068,985 based on a closing sales price on the American Stock Exchange of $3.50.

As of April 13, 1998, 10,947,393 shares of the Registrants common stock were outstanding.

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12, and 13 of Part III of this annual report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

                                                  PART I
With the exception of historical information, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report include the time and extent of changes in commodity prices for oil and gas, increases in the cost of conducting operations, the extent of the Company's success in discovering, developing and producing reserves, political conditions, condition of capital and equity markets, changes in environmental laws and other laws affecting the ability of the Company to explore for and produce oil and gas and other factors which are described in this report. Certain risks concerning the Company are set forth below in "Description of Business-Factors Relating to the Company" and "Factors Relating to the Oil and Gas Industry." Common terms used in the oil and gas industry, are defined in the "Glossary" found at the conclusion of this Part I.

Item  1. Description of Business.
     General

    Saba Petroleum Company (together with its subsidiaries, "Saba" or the "Company") is an independent energy company engaged in the acquisition, development and exploration of oil and gas properties in the United States and internationally. The Company was incorporated in Colorado in 1979 under the name Bordeaux Petroleum Company and changed its name in 1991 when Mr. Ilyas Chaudhary acquired control of the Company. The Company has grown primarily through the acquisition and exploitation of producing properties in California and Colombia. The Company has assembled a portfolio of over 200 potential development drilling locations, the preponderance of which are in Colombia's Middle Magdalena Basin. The Company also has drilling locations in California, New Mexico and Louisiana. Based on current drilling forecasts, the Company estimates that such locations represent a five-year drilling inventory. The Company uses advanced drilling and production technologies to enhance the returns from its drilling programs. In 1997 the Company, drilled its first Steam Assisted Gravity Drainage ("SAGD") pair of wells in California, producing operations on which have been held in abeyance awaiting a permit authorizing steaming operations to be commenced and oil price increases. Recently, the Company has initiated exploration projects which it believes have high potential in California, Indonesia and Great Britain.

    The Company also owns an asphalt refinery in Santa Maria, California, where it currently processes approximately 4,000 Bopd. See "Description of Property -Asphalt Refinery". Incident to its gas and oil operations, the Company has acquired fee interests in real estate. See "Description of Property - Real Estate Activities". In Colombia the Company holds a 50% interest in a 118 mile pipeline. See "Description of Property-Principal Properties-Colombian Properties".

    Under previous management and prior to its recent reincorporation as a Delaware corporation, the Company did not make various required filings with the Securities and Exchange Commission, may not have complied with requisite corporate formalities, may have failed to accord stockholders the right to exercise preemptive rights (the right of an existing stockholder to purchase additional shares to prevent dilution of its ownership percentage) and may have failed to validly adopt a material amendment to its Articles of Incorporation. In addition, the Company has been unable to locate all of its original minutes for meetings of the Board of Directors and stockholders and stock records for much of its early history. Further, until the Company's 1997 Annual Meeting of Stockholders, the Company had not notified stockholders of their right to cumulative voting (the right of a stockholder to accumulate his votes and cast all of them for less than all of the nominees for director). When these matters were discovered, the Company took corrective, ratifying and other actions designed to mitigate the effect of these matters, including obtaining waivers from over ninety percent of the shares entitled to exercise preemptive rights and securing an indemnity from Capco Resources Ltd., a company which at that time was the owner of approximately 50.3% of the common stock of the Company ("Common Stock") and controlled by Mr. Chaudhary. Additionally, since Mr. Chaudhary would have been entitled to elect a majority of the Board of Directors of the Company, the Company believes that the failure to inform stockholders of the existence of cumulative voting did not have a material effect upon the election of previous Boards. As of the date hereof, no person has asserted a claim against the Company alleging such person has been denied the opportunity to exercise preemptive rights to purchase Common Stock or to vote cumulatively. For further information regarding these matters and the risks related thereto, see the discussion contained under the caption "Risk Factors - Risks Relating to Certain Corporate Matters" in the Company's Form S-3 Registration Statement (File No. 33-94678) dated December 20, 1995, filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933, and under the caption "Description of Business - General - Development of the Business of Saba" in the Report on Form 10-KSB for the year ended December 31, 1996, filed with the Commission (File No. 1-12322) under the Securities Exchange Act of 1934, as amended, which can be obtained from the Commission.


    History of the Company

    The Company's initial efforts focused on the acquisition of producing properties with positive cash flow, development potential and an opportunity to improve cash flow through more efficient operations. The Company has acquired several properties that met these criteria, including the 1993 acquisition of Cat Canyon and the other properties that comprise the California Central Coast Fields ("Central Coast Fields"). These heavy oil properties were attractive acquisitions because the Company believed it could acquire the properties on the low end of a market cycle, reduce the relatively high operating cost on the fields, and significantly develop their proven reserve base through low risk drilling and workover activities. As the Company grew through such acquisitions it developed expertise in heavy oil projects, drilling and enhanced recovery techniques, field management and cost controls. In 1995, the Company expanded its operations internationally by acquiring an interest in heavy oil production in the Middle Magdalena Basin of Colombia, and oil and gas properties in Canada.

    From January 1, 1992 through December 31, 1997, the Company completed 26 property acquisitions with an aggregate purchase price of approximately $43 million. These properties, as improved through the Company's development efforts and including associated drilling activities, represented approximately 29.1 MMBOE of proved reserves as of December 31, 1997. The Company's all-in-finding costs for these acquisitions and related activities have averaged $2.71 per BOE.

    Having established a core of producing properties with a predictable and improving cash flow and development potential, the Company has begun to focus on high potential exploration and development projects.

    Recent Developments

    Going Concern Status

    The Company's auditors have included an explanatory paragraph in their opinion on the Company's 1997 financial statements to state that there is substantial doubt as to the Company's ability to continue as a going concern. The cause for inclusion of the explanatory paragraph in their opinion is the apparent lack of the Company's current ability to service its bank debt as it comes due, including $8.8 million due April 30, 1998, (See Note 8 to Consolidated Financial Statements). While the Company is attempting to address funding the current deficit, there is no assurance that it will be able to do so timely. Further, while the Company is in discussion with its primary lender to restructure its bank debt, there is no assurance that the preconditions to the intended restructuring will be met or a satisfactory restructuring accomplished. Finally, as discussed below, the Company has entered into a preliminary agreement to conclude a business combination, however, a definitive agreement has not as yet been reached and there is no assurance that such business combination will be consummated.





    Possible Business Combination

         In early 1998, the Board of Directors of the Company engaged CIBC-Oppenheimer, Inc. ("Oppenheimer"), an investment banking firm, to explore ways to enhance shareholder values. This engagement was prompted by several factors, predominately the declining price of Common Stock and the lack of working capital available to the Company. In March 1998, Oppenheimer presented the Board with its recommendations, which included exploring a possible business combination of the Company with another oil and gas company. In March 1998, the Company achieved a preliminary agreement with Omimex Resources, Inc., a privately held Fort Worth, Texas oil and gas company ("Omimex") which operates a substantial portion of the Company's producing properties, to enter into a business combination. At the date of this report, all of the details of the business combination have not been fully negotiated. However, it is intended that all of the assets of the Company, except possibly for its California operations, would be combined with the assets of Omimex, with the Company being the surviving corporation. The economic terms of the transaction include issuing Common Stock to the shareholders of Omimex on a basis proportionate to the respective net asset values of the two companies, determined by replacing the property accounts on the respective balance sheets with the present value, calculated at a ten percent discount, of the proved reserves of the apposite company and adjusting that number for other assets and liabilities. Credit is to be given for oil and gas properties deemed to have exploration or development potential. Should definitive agreement be obtained and the combination consummated, it is expected that the Company will issue Common Stock to the holders of Omimex stock resulting in such holders owning in the range of fifty percent of the then outstanding Common Stock. Management of Omimex would become management of the Company, which would be headquartered in Fort Worth, Texas. The Company's California operations, if excluded from the transaction, may be sold or combined into an existing subsidiary, the shares of which would be distributed proportionately to the Company's shareholders. Structuring of the transaction is in the preliminary stage and has not been fully negotiated. Consummation of the transaction would require the consent of the holders of the Company's 9% Convertible Senior Subordinate Debentures due 2005 ("the Debentures"), the consent of the holders of the Company's Series A Convertible Preferred Stock ("Preferred Stock") , shareholder approval, various governmental approvals and agreement on various matters which are yet unresolved.

    Factors Relating To The Company

    Near Term Cash Requirements

         The Company maintains a reducing revolving credit facility with a bank. As provided for in the loan agreement, the bank prepares its own estimate of the Company's remaining reserves and the projected cash flows from those reserves. In the event that the bank's estimate of the loan value of the Company's reserves ("borrowing base") is less than the outstanding loan balance, the bank may require the Company to (I) post additional collateral or (II) make additional payments in reduction of its indebtedness. In addition to the reducing revolving credit facility, the Company's lending bank has advanced three short-term loans with an aggregate currently outstanding balance of $8.8 million, all of which mature on April 30, 1998. Recently, in expectation of the Omimex business combination, the Company and the bank have discussed a revision of terms to extend the maturities of the short-term loans to a time which accommodates consummation of the business combination provided that a payment of $2 million is made on April 30, 1998, and provided further that the Company continues to make scheduled monthly payments of principal and interest as due under the terms of the reducing revolving credit facility. The definitive agreement with Omimex is to be executed By April 30, 1998. The Company is in negotiations to secure a commitment from a lending institution to refinance the Company's total indebtedness should the Omimex transaction terminate.

    In that the current maturities of the Company's bank debt are in excess of the Company's apparent ability to meet such obligations as they come due, the Company's auditors have included an explanatory paragraph in their opinion on the Company's 1997 financial statement to state that there is substantial doubt as to the Company's ability to continue as a going concern. In the past, the Company has demonstrated ability to secure capital through debt and equity placements, and believes that, if given sufficient time, it will be able to obtain the capital required to continue its operations. Further, the Company is in negotiations to divest itself of certain of its non-core oil and gas assets and real estate assets, with the proceeds of such divestitures to be applied to reduction of its bank debt. There can be no assurance that the Company will be successful in obtaining capital on favorable terms, if at all. Additionally, there can be no assurance that the assets which are the present object of the Company's divestiture efforts will be sold at prices sufficient to reduce the bank debt to levels acceptable to the bank in order to allow for a restructuring resulting in the elimination of the "Going Concern" opinion.



    The Company is in a capital intensive industry. Its immediate needs for capital will intensify should the Company be successful in one or more of the exploratory projects it is undertaking, in that it is likely that the Company will be required to drill several more wells on the apposite property to demonstrate the existence of commercial reserves. Should a commercial discovery exist additional costs are likely to be incurred to create transportation and marketing infrastructure. Major exploratory projects often require substantial capital investments and a significant amount of time before generating revenues.


     Preferred Stock Mandatory Redemption

    The Preferred Stock contains terms that impose restrictions on the Company and may hinder the Company's ability to raise additional capital. Under certain circumstances the Company will be required to redeem the Preferred Stock at a price equal to 115% of its stated value. There can be no assurance that the Company will have the resources to complete such redemption.


    Potential Dilution-Preferred Stock, Options, Warrants  and Debentures


    As of December 31, 1997, 10,000 shares of the Company's Preferred Stock were issued and outstanding. Each share of the Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of the shares of Preferred Stock (as such value may be increased due to accrued but unpaid interest) by the then current Conversion Price (which is determined by reference to the then current market price, but in no event will the Conversion Price be greater than $9.345). If converted based on a Conversion Price equal to the closing price ($4.06) of the Common Stock on March 31, 1998, the Preferred Stock would have been convertible into approximately 2,461,500 shares of Common Stock. The number of shares could prove to be greater in the event of further decreases in the trading price of the Common Stock. In addition, if the Company redeems the Preferred Stock it will be obligated to issue warrants to purchase 200,000 shares of Common Stock at an exercise price based on the price of the Common Stock at the time of such redemption. In connection with the Preferred Stock issuance, the Company issued warrants to purchase 224,719 shares of Common Stock to the purchasers of the Preferred Stock and warrants to purchase 44,944 shares of Common Stock to Aberfoyle Capital Ltd. as a fee in connection with the placement of the Preferred Stock. These warrants are exercisable over the next three years at a price of $10.68 per share (as may be adjusted from time to time under certain antidilution provisions).


    At December 31, 1997, the Company had outstanding  options to purchase up to
1.17 million shares of Common Stock at exercise prices ranging from $1.25 to $15.50 with a weighted average exercise price of $8.95 per share. Additionally, as of December 31, 1997, the Company had outstanding Debentures in the aggregate principal amount of $3,599,000, which may convert into Common Stock at a price of $4.375 per share (822,629 shares). If Common Stock prices improve, the Company may call for the redemption of the Debentures in the next year, which will likely result in a substantial number of the holders converting the Debentures prior to the redemption date.

    The existence of the Preferred Stock, the outstanding options, warrants and Debentures may hinder future financings by the Company and the exercise of such options and warrants and conversion of the Preferred Stock and the Debentures will dilute the interests of holders of Common Stock. The possible future resale of Common Stock issuable on the conversion of the Preferred Stock and Debentures or exercise of the options and warrants could adversely affect the prevailing market price of the Common Stock, possibly at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company.


    Volatility of Common Stock

    The market price for the Common Stock has been extremely volatile in the past and could continue to fluctuate significantly in response to the results of drilling one or more wells, variations in quarterly operating results and changes in recommendations by securities analysts, as well as factors affecting the securities markets or the oil and gas industry in general. See " Factors Relating to the Oil And Gas Industry." Further, the trading volume of the Common Stock is relatively small, and the market for the Common Stock may not be able to efficiently accommodate significant trades on any given day. Consequently, sizable trades of the Common Stock have in the past, and may in the future, cause volatility in the market price of the Common Stock to a greater extent than in more actively traded securities. These broad fluctuations may adversely affect the market price of the Common Stock. See "Price Range of Common Equity and Related Stockholder Matters."

    Dependence on Key Personnel


    The Company depends upon the efforts and skills of its key executives, most importantly Ilyas Chaudhary, the Chairman of the Board and Chief Executive Officer of the Company. The Company has an employment agreement with Mr. Chaudhary, which will expire in January 2000, and is the beneficiary of a $5 million policy insuring Mr. Chaudhary's life. The Company also has employment agreements with other key employees which will expire in 1998 and 1999. The success of the Company will depend, in part, on its ability to manage its assets and attract and retain qualified management and field personnel. There can be no assurance that the Company will be able to hire or retain such personnel. In addition, the loss of Mr. Chaudhary or other key personnel could have a material adverse effect on the Company.

    Exploration and Development Drilling Activities

    General Activities

    The Company has identified approximately 200 potential drilling locations on its properties in Colombia, which represent an estimated five year inventory at planned drilling rates. In addition, the Company has identified a number of drilling locations on its properties located in the United States, primarily in California, Louisiana and New Mexico. The Company is also pursuing the acquisition of exploration prospects to enhance its inventory of drilling opportunities. It has recently completed the analysis of a 3-D seismic survey covering some 10,500 acres of land in which it has interests in the area of the Coalinga oil field in Kern County, California, resulting in defining a number of drillable prospects; has entered into an agreement with a subsidiary of Chevron Corp. pursuant to which the Company will analyze Chevron 3-D seismic data covering additional lands in Kern County, California, and if warranted, will drill exploratory wells on Chevron fee lands; and, has entered into a joint venture with a large independent oil company for the exploration of a multi-thousand acre lease block in northern California, on which an exploratory well commenced drilling in March 1998. The Company has initiated high potential exploration activities in Indonesia and Great Britain.

    The Company's capital expenditure budget for 1998 is dependent upon the price for which its oil is sold and upon the ability of the Company to obtain external financing. Subject to these variables, the Company has budgeted a minimum of $12 million and a maximum of $18.3 million for capital expenditures during 1998;allocated $7.8 million to $13.4 million for U.S. activities, approximately $2.5 million for Colombian activities and $1.7 million to $2.4 million for other international activities. As presently scheduled, the majority of these expenditures are to commence during the second calendar quarter and continue throughout the remainder of 1998. A significant portion of the capital expenditures budget is discretionary. Due to the decline in oil prices during the first quarter of 1998, the Company deferred certain capital programs. The Company may elect to make further deferrals of capital expenditures if oil prices remain at current levels. Capital expenditures beyond 1998 will depend upon 1998 drilling results, improved oil prices and the availability of external financing,.

    The Company's exploration and development drilling programs are conducted by its in-house technical staff of petroleum engineers and geologists. In addition, the Company retains the services of several consulting geologists and engineers to evaluate and develop exploration projects in California and internationally. These consultants report to the Company's professional staff, which evaluates the consultants' recommendations and determines what, if any, actions are to be taken. The Company's professional staff oversees the Company's development strategy which is designed to maximize the value and productivity of its existing property base through development drilling and enhanced recovery methods.

    One of the most important components of the Company's development program is its use of horizontal drilling technology. In general, a horizontal well is able to encounter a greater volume of hydrocarbons through its exposure to a longer lateral portion of a producing formation than a comparable vertical well. As a result, in appropriate formations, a horizontal well may generate both higher initial production and greater ultimate recovery of oil and gas than a vertical well. In addition, because a horizontal well can be extended laterally into a formation, it can significantly reduce the number of wells required to drain a given reservoir. The Company believes that its horizontal drilling program will increase reserve recovery and decrease drilling and operating costs. Another important element of the Company's horizontal well program is the use of high efficiency progressive cavity pumps. These pumps, which are particularly effective for heavy oil, reduce maintenance, increase production and permit the production of oil mixed with sand and other formation materials.

    Beginning in June 1997, the Company initiated use of another enhanced production technique known as SAGD. This technique involves drilling two horizontal wells in a parallel configuration, one above, and within a short distance of, the other. After drilling is complete, steam is injected into the upper wellbore, which creates a steam chamber and heats the oil so that it may flow by gravity to the lower producing wellbore for extraction. The SAGD process has been successfully employed by other companies in Canada in thick reservoirs containing viscous oils, similar to those found in areas of the Central Coast Fields. Although this technique is initially more costly than employing a single horizontal well, the Company anticipates that it will result in increased rates of production and recovery and lower per-unit production costs. Thus far, the Company has drilled one pair of SAGD wells. If the initial SAGD wells are economically successful, the Company intends to expand the use of this technology on its other California heavy oil properties. The Company is awaiting a permit authorizing steaming operations to be commenced on its SAGD wells, but does not anticipate commencing steaming and producing operations until oil prices increase.

    Domestic Activities

    California

    The Company's drilling operations in California are focused on the Central Coast Fields, which consist of four onshore fields in Santa Barbara County, that collectively comprise approximately 4,405 gross (4,367 net) developed acres and 1,139 gross (1,138 net) undeveloped acres. The Central Coast Fields consist of the Cat Canyon, Gato Ridge, Santa Maria Valley and Casmalia fields. The Company also has producing properties in Ventura, Solano, Kern and Orange Counties, California. Of these properties, the Company regards the Cat Canyon and Gato Ridge fields, both heavy oil properties, as the most significant and upon which it has focused its development drilling efforts. Aggressive development activities during 1997, in contemplation of significantly increased production, included the installation of surface facilities for handling much more oil than the Company presently produces from the properties. The recent decline in oil prices coupled with the drilling results of the 1997 program render it doubtful that the Company will realize its initially projected rates of return.

    Overall, the Company during 1997 experienced a 38% increase in annual production from its California properties (from 654 MBOE in 1996 to 904 MBOE in
1997). The development costs incurred by the Company in California during 1997 were $12.8 million. The economic benefits derived from the program were substantially below the Company's expectations. Notwithstanding the 1997 results, the Company continues to believe that its focus on the Central Coast Fields will ultimately be justified. This opinion is based in part on the established synergy between the Company's production from the Central Coast Fields and its asphalt refinery located in Santa Maria, in that the Company is able to sell its production to the refinery at a price reflecting a premium to market. Generally, the crude oil produced by the Company and other producers in the Santa Maria Basin is of low gravity and makes an excellent asphalt. Recent prices for asphalt exceed market prices for crude oil and costs of operating the refinery. The Company believes that as road building and repair increase in California and surrounding western states, the market for asphalt will expand significantly.

    To date, the Company has drilled and completed thirteen horizontal wells in the Sisquoc sands of the Cat Canyon Field. Twelve of these wells are currently producing at rates from 40 to 140 Bopd; the thirteenth well has encountered a sand intrusion problem which the Company is attempting to rectify. The Company also drilled one pair of SAGD wells in the Gato Ridge Field, which is awaiting local permits and oil price increases before production will be attempted. Two horizontal wells drilled to test a different zone in this field have encountered severe sand production and are presently planned to undergo recompletion operations during 1998. During 1997, the Company drilled one well in the Casmalia Field which was non-productive.

    Depending upon oil prices and other relevant factors, the Company intends to drill up to six horizontal wells and recomplete up to 10 existing vertical wells, primarily in the Cat Canyon and Gato Ridge fields in the year 1998. In addition, the Company may attempt to reactivate as many as 15 existing, shut-in vertical wells. The horizontal wells would be drilled to known producing formations at relatively shallow depths (2,700 feet). Costs are anticipated to average approximately $550,000 per well, with a lateral extension of each well ranging from 1,500 to 2,000 feet. See "Description of Property-Principal Properties-California" for additional information concerning the results of drilling activities on these properties.

    The Company believes that horizontal drilling will be particularly effective in producing the heavy oil contained in these fields because of the significantly greater exposure of the wellbore to the productive section. The Company has identified several distinct horizons in the Sisquoc sands of the Cat Canyon and Gato Ridge fields, but as yet has not determined how many of these horizons are productive. To date, the Company has tested only a shallow horizon to an approximate depth of 2,500 feet. The Company intends to begin selectively exploring additional horizons, the deepest of which is believed to be at approximately 3,500 feet. A deeper formation, the Monterey, which is a prolific producing formation offshore and onshore California, lies below the Sisquoc at approximately 5,500 feet. The Company is currently evaluating the potential of this formation underlying its lands. The Central Coast Fields contain a number of wells drilled by previous owners which have been suspended for various reasons. The Company is studying the feasibility of attempting to place some of the suspended wells back into production. As indicated, the Company intends to perform workover and remedial operations on a number of vertical wells that exist in the Central Coast Fields, including some of the suspended wells.



    California Exploration Ventures

    Coalinga Exploratory Prospect, Kern County, California. The Company has acquired leases covering approximately 3,600 acres of land and contractual rights covering an additional approximate 7,000 acres of land in the region of the prolific Coalinga oil field in the San Joaquin Valley of California. The Company has participated in a 16 square mile 3-D seismic survey covering this area and has partially interpreted the survey. Nineteen anomalies have been identified in the prospect area, covering five potentially productive zones, ranging in depth from 6,500 to 12,000 feet. The Company plans to drill three exploratory wells during 1998 to test anomalies appearing on the 3-D seismic data. Under the agreement, the Company will bear 100% of the cost of the wells, which is estimated at approximately $2.5 million in the aggregate as dry holes and $3 million as completed wells. The Company, which would have an 85% working (68% net revenue) interest in the wells, is currently seeking a joint venture partner for these prospects.

    Northern California Exploratory Project. In late 1997, the Company entered into a joint venture with a large independent company and a company in which Rodney C. Hill, a director, has a financial interest, to acquire a multi-thousand acre block of oil and gas leases and drill an exploratory well for gas on such block. The Company is obligated to pay 30% of the costs of the initial exploratory well to earn a 20% working interest in the well and in the block. The Company regards the project as a high risk venture with possible commensurate returns should the well prove productive. The initial objective will be the sands of the Cretaceous Age at a depth of approximately 8,500 feet. Lease acquisition costs are estimated at approximately $300,000 to the venture and the cost of the well is estimated at approximately $1,250,000 as a dry hole and $1,700,000 as a completed well. An exploratory well commenced drilling in March 1998.

    Chevron Seismic Venture. In January 1998, the Company and Nahama Natural Gas Co. ("Nahama") entered into an agreement with a subsidiary of Chevron Corp. under which Chevron made available to the Company and its partner, on a non-exclusive basis, the right to process Chevron proprietary 3-D survey data covering approximately 42 square miles of land in Kern County, California. Included in the 42 square miles are approximately 14 square miles of land owned in fee by Chevron. The Company and Nahama will reprocess the seismic data employing modern techniques at a cost estimated at $300,000 and will have the ability to select and drill upon the Chevron owned lands as well as the other lands should it and Chevron be able to acquire leases covering such other lands. Under the terms of the agreement, the Company will have the right to obtain oil and gas leases covering the Chevron lands by drilling one or more exploratory wells on such lands. Should the Company and Nahama acquire a lease on Chevron owned lands, the sharing of costs will be 85% and 15% to the Company and Nahama, respectively, and revenues will be shared 68% to the Company (63.7% after payout) and 12% (11.24% after payout) to Nahama.

    Louisiana

    The Company acquired an 80% working interest in the Potash Field in September 1997 and subsequent to 1997 year end acquired the remaining 20% working interest. The total field reserves comprise approximately 13.9 Bcf and approximately 1.3 MMBbl. Current production from the field is averaging 375 Bopd and 4.0 MMcfd. Increases in productivity and possibly reserves are expected to be achieved through completion of a number of potential zones presently behind pipe in existing wells. These potential producing zones range in depth from 1,500 to 15,000 feet. Further technical programs, including a possible 3-D seismic shoot, are planned to evaluate the exploration potential of the Company lands associated with this field. The Company owned a 40.5% working interest in the Manila Village field and subsequent to year end 1997 acquired an additional 10.2% working interest. The Company's net reserves, including the 1998 acquired interest, are approximately 327 MBbl and 156 MMcf. Current gross production is averaging 900 BOEPD. A workover of a shut-in well is scheduled for 1998 in order to increase field production. A 3-D seismic program is being interpreted to determine additional opportunities to further develop this field.

    Other United States Properties

    Other than its California and Louisiana properties, the Company has working interests in over 350 oil and gas wells located principally in Texas, Michigan, New Mexico and Oklahoma, with additional interests located in Utah, Wyoming, and Alabama. The Company believes that many of these properties may be enhanced by performing multiple workovers, 3-D seismic surveys, recompletions and development drilling.

    International Activities

    Colombia

    The Company owns interests in two Association Areas (Cocorna and Nare) and one fee property (Velasquez) all of which are located in the Middle Magdalena Basin, some 130 miles northwest of Bogota, Colombia. The Association Areas encompass several fields, some of which are partially developed and some of which await development. The Teca, Nare and Velasquez fields are presently under production and development. Commercial development of the Nare North field will be commenced in 1998 through the drilling of 16 development wells. The
Association Areas, Cocorna and Nare, are held under Articles of Association between Ecopetrol and the Company's predecessor in interest, a subsidiary of Texaco, Inc. ("Texaco"). Each Association Area is large enough to encompass more than one commercial area or field. The Company also holds a 50% interest in the 118 mile Velasquez-Galan Pipeline, which connects the fields to a 250,000 Bopd government-owned refinery at Barrancabermeja.

    The Company and Omimex, the operator of the fields, have formulated a development program which includes, pending regulatory approval, the drilling of approximately 200 development wells through the year 2001 at an average depth of 2,900 feet. During 1997, the Company and its operator successfully completed or reworked fourteen wells of the development program, all of which have met or exceeded initial production expectations. The ability to implement the development program is dependent on the approval of Ecopetrol and the Colombian Ministry of the Environment. The Company and Omimex have submitted an application for an omnibus approval of the drilling of the remainder of the 200 well program; failing receipt of the omnibus approval, the companies would continue to seek approval for drilling such wells in segments. In 1997, approval was obtained for the drilling of 21 development wells, 13 of which were completed during the year. Also, a well under the Magdalena River was recompleted and plans have been made to drill two additional wells which, if commercial, should establish a new commercial area for development. In the Velasquez Field, the operator recompleted a behind pipe zone in three wells. Initial per well production rates ranged from 142 Bopd to 223 Bopd. Studies to date indicate up to 23 wells with behind pipe zones suitable for recompletion. Recompletion of ten of these wells is budgeted for 1998. Omimex is pursuing the acquisition of third party 3-D seismic data on the currently producing Velasquez Field to determine its exploration potential.

    Canada

    The Company's operations in Canada are conducted exclusively through its 74% owned subsidiary, Beaver Lake Resources Corporation ("Beaver Lake"), which is listed on the Alberta Stock Exchange. The Beaver Lake properties represent approximately 8.5% of the Company's PV-10 Value at December 31, 1997. The Canadian properties produced an average of 608 BOEPD for the year ended December 31, 1997 from 142 wells covering 56,800 gross (14,972 net) developed acres, most of which are located in the province of Alberta. Proved reserves attributable to the Canadian properties totaled 2.6 MMBOE at December 31, 1997. The information presented has not been adjusted for the approximate 26% minority interest in Beaver Lake held by others.

    Other International Properties

    In September 1997, the Company and Pertamina, the Indonesian state-owned oil company, signed a production sharing contract covering 1.7 million unexplored acres on the Island of Java near a number of producing oil and gas fields. The Company is required to spend approximately $17 million over the next three years on this project in addition to the approximate $1.4 million expended as of December 31, 1997. The Company expects to identify drilling locations based on geologic trends identified through its review of existing seismic data, satellite images and the results of its own seismic program to be performed in 1998 or 1999. The Company has held discussions with several potential joint venture partners with a view to concluding a participation agreement during 1998. However, the recent economic turmoil in Indonesia may affect the timing and the terms of such agreement. The Company has entered into an agreement to become the operator and a 75% working interest holder of two exploration licenses which cover, in the aggregate, a 123,000 acre area in southern Great Britain. The Company expects to drill its first exploratory well on this concession during the second or third quarter of 1998 at an estimated cost of approximately $1.1 million to the Company's interest. The Company is currently discussing joint venture opportunities with respect to this property with other companies.

    Business Strategy

    The Company seeks to acquire domestic producing properties where it can significantly increase reserves through development or exploitation activities and control costs by serving as operator. The Company believes that its substantial experience and established relationships in the oil and gas industry enable it to identify, evaluate and acquire high potential properties on favorable terms. As the market for acquisitions has become more competitive in recent years, the Company has taken the initiative in creating acquisition opportunities, particularly with respect to adjacent properties, by directly soliciting fee owners, as well as working and royalty interest holders, who have not placed their properties on the market.

    The Company also plans to expand its existing reserve base by acquiring or participating in domestic and international high potential exploration prospects in known productive regions. In pursuing these exploration opportunities, the Company may use advanced technologies, including 3-D seismic and satellite imaging. In addition, the Company may seek to limit its direct financial exposure in exploration projects by entering into strategic partnerships.



    Factors Relating to the Oil and Gas Industry

Uncertainty of Estimates of Reserves and Future Net Revenues; Decline in Oil and
     Gas Prices

    The proved developed and proved undeveloped oil and gas reserves are estimates based on reserve reports prepared by independent petroleum engineers at a particular point in time and based on specific pricing assumptions which may no longer be valid. Changes in pricing assumptions can have a material effect on the estimated reserves. At December 31, 1996, the price of WTI crude oil was $24.25 per Bbl and the comparable price at December 31, 1997, was $15.50. Quotations for natural gas at such dates were $3.70 per Mcf and $2.45 per Mcf, respectively. Estimating reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending in part on the assumptions made, and may be subject to material adjustment. There can be no assurance that the pricing and production assumptions will be realized. Estimates of proved undeveloped reserves, which comprise a substantial portion of the Company's reserves, are, by their nature, much less certain than proved developed reserves. Consequently, the accuracy of engineering estimates is not assured. See "Description of Property."

    Replacement of Reserves; Exploration, Exploitation and Development Risks

    The Company's success will largely depend on its ability to replace and expand its oil and gas reserves through the development of its existing property base, the acquisition of other properties and its exploration activities, all of which involve substantial risks. There can be no assurance that these activities will result in the successful replacement of, or additions to, the Company's reserves. Successful acquisitions of producing properties generally require accurate assessments of recoverable reserves, future oil and gas prices, drilling, completion and operating costs, potential environmental and other liabilities and other factors. After acquisition of a property, the Company may begin a drilling program designed to enhance the value of the prospect. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment, including drilling rigs. Furthermore, even if a well is drilled and completed as capable of production, it does not ensure a profit on the investment or a recovery of drilling, completion and operating costs. Substantially all of the Company's oil and gas leases require that the working interest owner continuously drill wells on the lands covered by the leases until such lands are fully developed. Failure to comply with such obligations could result in the loss of a lease. In addition, foreign concessions (such as the Company's Indonesian Concession) impose substantial work obligations upon the concession holder. See "Business - Exploration and Development Drilling Activities."

    Governmental Regulation

    The production and refining of oil and natural gas is subject to regulation under a wide range of federal, state and local statutes, rules, orders and regulations. These requirements specify that the Company must file reports concerning drilling and operations and must obtain permits and bonds for drilling, reworking and recompletion operations. Most areas in which the Company owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing. Many jurisdictions also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. These regulations may limit the rate at which oil and natural gas can be produced from the Company's properties. Some jurisdictions have also enacted statutes prescribing maximum prices for natural gas sold from such jurisdictions.

    Environmental Matters

    General

    Various federal, state and local laws and regulations relating to the protection of the environment affect the Company's operations and costs. In particular, the Company's production operations and its use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes are subject to stringent environmental regulation. Compliance with these regulations increases the cost of Company operations. Environmental regulations have historically been subject to frequent change and reinterpretation by regulatory authorities and the Company is unable to predict the ongoing cost of complying with new and existing laws and regulations or the future impact of such laws and regulations on its operations. The Company has not obtained environmental surveys, such as Phase I reports, which would disclose matters of public record and could disclose evidence of environmental contamination requiring remediation, on all of the properties that it has purchased. The Company has, however, completed limited environmental assessments for substantially all of its California and Michigan oil and gas properties and the Santa Maria refinery. These assessments are generally the result of limited investigations performed at governmental environmental offices and cursory site investigations and are not expected to reveal matters which would be disclosed by more costly and time-consuming physical investigations. Generally, such reports are employed to determine if there is obvious contamination and to attempt to obtain indemnification from the seller of the property. Most of the properties that have been purchased by the Company have been in production for a number of years and should be expected to have environmental problems typical of oil field operations generally, and may contain other areas of greater environmental concern. The Company has identified a limited number of areas in which contamination exists on properties acquired by it. Further, the oil and gas industry is also subject to environmental hazards, such as oil spills, oil and gas leaks, ruptures and discharges of oil and toxic gases, which could expose the Company to substantial liability for remediation costs, environmental damages and claims by third parties for personal injury and property damage.



    Refinery

    Pursuant to the purchase and sale agreement of the asphalt refinery in Santa Maria, the sellers agreed to remediate portions of the refinery property by June 1999. Prior to the acquisition of the refinery, the Company had an independent consultant perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the seller is responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. The Company, however, believes that either all required remediation will be completed by the sellers within the five-year period or the Company will provide the sellers with additional time to complete the remediation. Should the sellers not complete the work during the five year period, because of uncertainties in the language of the agreement, there is some risk that a court could interpret the agreement to shift the burden of remediation to the Company.


    Property

     In 1993, the Company acquired a producing mineral interest from a major oil company. At the time of acquisition, the Company's investigation revealed that a discharge of diluent (a light, oil-based fluid which is often mixed with heavier grade crudes) had occurred on the acquired property. The purchase agreement required the seller to remediate the area of the diluent spill. After the Company assumed operation of the property, the Company became aware of the fact that diluent was seeping into a drainage area which traverses the property. The Company took action to contain the contamination and requested that the seller bear the cost of remediation. The seller has taken the position that its obligation is limited to the specified contaminated area and that the source of the contamination is not within the area that the seller has agreed to remediate. The Company has commenced an investigation into the source of the contamination to ascertain whether it is physically part of the area which the major oil company agreed to remediate or is a separate spill area. The Company also found a second area of diluent contamination and is investigating to determine the source of that contamination. Investigation and discussions with the seller are ongoing. Should the Company be required to remediate the area itself, the cost to the Company could be significant. The Company has spent approximately $240,000 to date on remediation activities, and present estimates are that the cost of complete remediation could approach $800,000. Since the investigation is not complete, the Company is unable to accurately estimate the cost to be borne by the Company.

    In 1995, the Company agreed to acquire, for less than $50,000, an oil and gas interest on which a number of oil wells had been drilled by the seller. None of the wells were in production at the time of acquisition. The acquisition agreement required that the Company assume the obligation to abandon any wells that the Company did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company were obtained. The Company has been unable to secure all of the requisite consents to transfer the property but nevertheless may have the obligation to abandon the wells. The leases have expired and the Company is presently considering whether to attempt to secure new leases. A preliminary estimate of the cost of abandoning the wells and restoring the well sites is approximately $800,000. The Company has been unable to determine its exposure to third parties if the Company elects to plug such wells without first obtaining necessary consents. For these and other reasons, there can be no assurance that material costs for remediation or other environmental compliance will not be incurred in the future.

    The Company, as is customary in the industry, is required to plug and abandon wells and remediate facility sites on its properties after production operations are completed. The cost of such operations could be significant and will occur, from time to time, as properties are abandoned. There can be no assurance that material costs for environmental compliance will not be incurred in the future. The incurrence of such environmental compliance costs could be materially adverse to the Company.


    Operational Hazards and Uninsured Risks

    Oil and gas exploration, drilling, production and refining involves hazards such as fire, explosions, blow-outs, pipe failures, casing collapses, unusual or unexpected formations and pressures and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, any one of which may result in environmental damage, personal injury and other harm that could result in substantial liabilities to third parties and losses to the Company. The
Company maintains insurance against certain risks which it believes are customarily insured against in the oil and gas industry by companies of comparable size and scope of operations. The insurance that the Company maintains does not cover all of the risks involved in oil exploration, drilling and production and refining; and if coverage does exist, it may not be sufficient to pay the full amount of these liabilities. The Company may not be insured against all losses or liabilities which may arise from all hazards because insurance is unavailable at economic rates, because of limitations in the Company's insurance policies or because of other factors. Any uninsured loss could have a material and adverse effect on the Company. The Company maintains insurance which covers, among other things, environmental risks; however, there can be no assurance that the insurance the Company carries will be adequate to cover any loss or exposure to liability, or that such insurance will continue to be available on terms acceptable to the Company.


    Economic and Political Risks of Foreign Operations

    International Operations-General

    The Company has producing properties in Colombia and Canada, is undertaking exploration operations in Indonesia and Great Britain and is exploring opportunities in other countries, including Pakistan, the Peoples Republic of China and members of the Commonwealth of Independent States (formerly part of the Soviet Union). Risks inherent in international operations generally include local currency instability, inflation, the risk of realizing economic currency exchange losses when transactions are completed in currencies other than United States dollars and the ability to repatriate earnings under existing exchange control laws. Changes in domestic and foreign import and export laws and tariffs can also materially impact international operations. In addition, foreign operations involve political, as well as economic, risks such as nationalization, expropriation, contract renegotiation and changes in laws resulting from governmental changes. In addition, many licenses and agreements with foreign governments are for a fixed term and may not be held by production. In the event of a dispute, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.



    Colombian Operations

    Inherent Risks

    Colombia, which has a history of political instability, is currently experiencing such instability due to, among other factors: insurgent guerrilla activity, which has affected other oil production and pipeline operations; drug-related violence and actual and alleged drug-related political payments; kidnapping of political and business personnel; the potential change of the national government by means other than a recognized democratic election; labor unrest, including strikes and civil disobedience; and a substantial downturn in the overall rate of economic growth. There can be no assurance that these matters, individually or cumulatively, will not materially affect the Company's Colombian properties and operations or by affecting Colombian governmental policy, have an adverse impact on the Company's Colombian properties and operations.



    Dependence on Approval by Governmental Agencies

    The Company and Omimex, the operator of the fields, have formulated a development program which includes, pending regulatory approval, the drilling of approximately 200 development wells through the year 2001 at an average depth of 2,900 feet. The ability of Omimex, as operator of the fields, to implement the development program is dependent on the approval of Ecopetrol and the Colombian Ministry of the Environment. The Company and Omimex have submitted an application for an omnibus approval of the drilling of the remainder of the 200 well program; failing receipt of the omnibus approval, the companies would continue to seek approval for drilling such wells in segments.

     Uncertainties in the United States , Colombia Bilateral Political, Trade and Investment Relations

    Pursuant to the Foreign Assistance Act of 1961, the President of the United States is required to determine whether to certify that certain countries have cooperated with the United States, or taken adequate steps on their own, to achieve the goals of the United Nations Convention Against Illicit Traffic in Narcotic Drugs and Psychotropic Substances. In 1995, 1996, 1997 and 1998, the President did not certify Colombia. The 1995 and 1998 decertifications were subject to a so-called "national interest" waiver, effectively nullifying its statutory effects. Based on the 1996 and 1997 Presidential decertification, the United States imposed substantial economic sanctions on Colombia, including the withholding of bilateral economic assistance, the blocking of Export-Import Bank and Overseas Private Investment Corporation loans and political risk insurance, and the entry of the United States votes against multilateral assistance to Colombia in the World Bank and the InterAmerican Development Bank.

    The consequences of continued and successive United States decertifications of Colombian activities are not fully known, but may include the imposition of additional economic sanctions on Colombia in 1998 and succeeding years. The
President also has authority to impose far-reaching economic, trade and investment sanctions on Colombia pursuant to the International Emergency Economic Powers Act of 1978, which powers were exercised in 1988 and 1989 against Panama in a dispute over narcotics trafficking activities by the Panamanian government. The Colombian government's reaction to United States sanctions could potentially include, among other things, restrictions on the repatriation of profits and the nationalization of Colombian assets owned by United States entities. Accordingly, imposition of the foregoing economic and trade sanctions on Colombia could materially affect the Company's long-term financial results.

    Labor Disturbances

    All of the workers employed at the Colombian fields belong to one of two unions. Contracts with both unions are scheduled for renegotiation later in 1998. While work disruptions have occasionally been experienced, there have been no major union disturbances. There can be no assurance, however, that the unions will agree to a new contract or that there will not be disturbances, including significant production interruption due to sabotage, work slowdowns or work stoppages.

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


    Effect of Price Declines

    Most of the oil produced by the Company is of low gravity. The costs of producing such oil are generally much higher than the costs of producing higher gravity oil. Consequently, heavy oil properties, such as those owned by the Company in California and Colombia, tend to become marginally economic in periods of declining oil prices. While profit margins have substantially narrowed in the current pricing environment, operations of the Company's Central Coast Fields remain economic in that the oil is sold at a premium to market to the Company's Santa Maria refinery. Colombian operations have also remained economic because operating costs in that country are considerably lower than in the U.S.

    Principal Purchasers

    North America Production

     Substantially all of the Company's North American crude oil production is sold at the wellhead at posted prices under short-term contracts, as is customary in the industry. In 1997, approximately 33.2% and 6.6% of the Company's North American oil and gas revenues were derived from sales to two purchasers, Petro Source Corporation and Texaco Inc., respectively. The Company believes that the loss of any purchaser would not be material to its operations and that alternative purchasers of production may be readily found.

    Colombian Production

     All of the Company's oil production in Colombia is, and, as a practical matter, can be, sold only to Ecopetrol, which also owns a 50% working interest in the Teca and Nare fields. The Company's Colombian oil production accounted for 31.4% of total oil and gas revenues for the year ended December 31, 1997 and 40.9% of total oil and gas revenues in 1996. Ecopetrol has the power to determine the prices that the Company will receive for all oil produced in Colombia. Prices received from the sale of oil and gas produced at the Company's Colombian properties are determined by formulas set by Ecopetrol. The formula for determining the price paid for crude oil produced at the Company's Teca and Nare fields is based upon the average of specified fuel oil and international crude oil prices, which average is then discounted relative to the price of West Texas Intermediate crude oil. The formula is expected to be adjusted again in February 1999. There can be no assurance that Ecopetrol will not decrease the prices it pays for the Company's oil in the future. A material decrease in the price paid by Ecopetrol would have a material adverse effect on the Company's future operations.

     Oil produced from the Company's Middle Magdalena Basin fields, after being sold to Ecopetrol, is processed in a 250,000 Bopd government owned refinery in Barrancabermeja, Colombia. The Company believes that the refinery has sufficient unused throughput capacity to satisfy any increase in production, which might be achieved from the Company's Colombian exploration and development program. The refinery is connected to the Company's Colombian fields through the 118 mile Velasquez-Galan Pipeline. The pipeline is currently operating at approximately 12,000 Bopd (together with 18,000 Bbls of diluent per day) and has the capacity to carry approximately 20,000 Bopd (together with 30,000 Bbls of diluent per day). Accordingly, significant capacity exists for additional throughput. The Company owns a 50% interest in the Velasquez-Galan Pipeline and is working with Omimex, the owner of the remaining 50% interest, to explore the feasibility of extending it to an export terminal on the Colombian coast. The pipeline currently generates tariff revenue from the transportation of oil produced from Ecopetrol's interest, and by other producers in the area. The tariff revenue is sufficient to cover the direct expenses associated with the operation of the pipeline.

     Competition

     The oil and gas industry is highly competitive. Many of the Company's current and potential competitors have greater financial resources and a greater number of experienced and trained managerial and technical personnel than the Company. There can be no assurance that the Company will be able to compete effectively with such firms. The Company's operations are largely dependent upon its ability to acquire reserves of oil and gas in commercial quantities. The general competitive conditions in the oil and gas industry in which the Company operates have been and are expected to continue to be intense. The Company has experienced, and will continue to encounter, strong competition from other parties attempting to acquire oil and gas properties, either directly or through the acquisition of entities owning mineral resources.

     Employees

     As of December 31, 1997, the Company employed 109 persons in the operation of its business, 54 of whom were administrative employees. The Company has not entered into any collective bargaining agreements with any unions and believes that its overall relations with its employees are good. Omimex, the operator of the Company's Colombian fields, has experienced minor work disruptions from its union employees. See "Description of Business -- Economic and Political Risks of Foreign Operations -- Colombian Operations -- Labor Disturbances."


                                                 GLOSSARY

    The following  defined  terms have the indicated  meanings when used in this
Report:

Bbl or barrel: 42 United States gallons liquid volume, usually used herein in reference to crude oil or other liquid hydrocarbons.

Bcf: One billion cubic feet of gas.

BOE or Barrels of oil equivalent: a conversion of gas to oil at a ratio of 6,000 cubic feet of gas to one Bbl of oil, usually. Then oil and gas are added together for total BOE.

BOEPD: Barrels of oil equivalent  per day.

Bopd: Barrels of oil per day.

BTU: British Thermal Unit, which is a heating equivalent measure for natural gas and is an alternate measure of natural gas reserves, as opposed to Mcf, which is strictly a measure of natural gas volume. Typically prices quoted for natural gas are designated as price per MMBTU, the same basis on which natural gas is contracted for sale.

Completion: The installation of permanent equipment for the production of crude oil or gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Developed acreage: The number of acres of oil and gas leases held or owned, which are allocated or assignable to producing wells or wells capable of production.

Development well: A well which is drilled to and completed in a known-producing formation adjacent to a producing well in a previously discovered field and in a stratigraphic horizon known to be productive.

EBITDA: Earnings before interest expense, provision (benefit) for taxes on income, depletion, depreciation and amortization.

Ecopetrol: Empresa Columbiana de Perroles, the Columbian state-owned oil company

Exploration: The search for economic deposits of minerals, petroleum and other natural earth resources by any geological, geophysical or geochemical technique.

Exploration well: A well drilled either in search of a new, as-yet-undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir, as indicated by reasonable interpretation of available data, with the objective of completing that reservoir.

Field: Ageographic area in which a number of oil or gas wells produce from a continuous reservoir.

Finding cost: a calculation, for a specified time, by dividing the sum of acquisition, exploration and development costs by the amount of proved reserves added as a result of acquisition, drilling and other activities during the same period (including the amount of any proved reserves added from properties previously acquired and including reserve revisions).

GAAP: Generally accepted accounting principles, consistently applied.

MBbl: One thousand barrels of oil.

MBOE: One thousand barrels of oil equivalent.

Mbopd: One thousand barrels of oil per day.

Mcf: One thousand cubic feet of natural gas.

Mcfd: One thousand cubic feet of natural gas per day.

Mineral interest: Possessing the right to explore, right of ingress and egress, right to lease and right to receive part or all of the income from mineral exploitation, i.e., bonus, delay rentals and royalties.

MMBbl:  One million barrels of oil.

MMBOE: One  million barrels of oil equivalent.

MMcf: One million cubic feet of natural gas.

MMcfd: One million cubic feet of natural gas per day.

Net acres or net wells: The sum of fractional ownership working interests in gross acres or gross wells.

Net revenue interest: A share of a Working Interest that does not bear any portion of the expense of drilling and completing a well that represents the holder's share of production after satisfaction of all royalty, overriding royalty, oil payments and other nonoperating interests.

Oil wells or gas wells: Those wells which generate revenue from oil production or gas production, respectively.

Operator: The person or company actually operating an oil or gas well.

Proved developed reserves: Proved Reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved reserves: The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data have demonstrated with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions, on the basis of prices and costs on the date the estimate is made and any price changes provided by existing contracts.

Proved undeveloped reserves: Proved Reserves which can be expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

PV-10 Value: The estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses such as general and administrative expense, debt service, future income tax expense or depreciation, depletion and amortization.

Recompletion: The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

Reserve replacement cost: With respect to proved reserves, a three-year average calculated by dividing total acquisition, exploration and development costs by net reserves added during the period.

Reservoir: A porous and permeable underground formation containing a natural accumulation of producible crude oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

SAGD wells: Oil wells drilled using technology known as "steam assisted gravity drainage," which involves drilling two horizontal wells in a parallel configuration, one above the other, and within a short distance of each other. Steam is injected into the upper wellbore which creates a steam chamber and heats the oil so that it may flow by gravity to the lower producing wellbore, where it is extracted.

Working interest: The operating interest that gives the owner the right to drill, produce, and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

Item 2.  Description of Property

     The proved developed and proved undeveloped oil and gas reserve figures presented in this report are estimates based on reserve reports prepared by independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves, which comprise a substantial portion of the Company's reserves, are, by their nature, much less certain than proved developed reserves. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were fixed under existing contracts. There can be no assurance that such prices will be realized or that the estimated production volumes will be produced during the periods specified in such reports. At December 31, 1997, the price of West Texas Sweet Intermediate Crude (a benchmark crude), was $15.50 per barrel and the comparable price at March 31, 1998 was $13.25per barrel. Quotations for the comparable periods for natural gas were $2.45 per Mcf and $2.20 per Mcf, respectively. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on the Company and its operations.

     Principal Properties

     The Company's properties are located in three primary regions: United States, Colombia, and Canada. The following describes the principal properties of the Company at December 31, 1997.

     United States Properties

     California

    The Company operates all of its wells in the Central Coast Fields and maintains an average working interest in these wells of 98.8% and an average net revenue interest of 89.4%. These fields produced 1,808 net BOEPD for the year ended December 31, 1997, and had proved reserves at December 31, 1997 of 5.9 MMBOE. The Company's 1998 operations may include recompletions of up to 32 existing vertical wells and reactivation of up to 15 existing shut-in vertical wells.

    Cat Canyon Field. The Cat Canyon Field is the Company's principal producing property, representing approximately 8.7% of the Company's PV-10 Value at December 31, 1997. This field, which covers approximately 1,775 acres of land is located in northern Santa Barbara County and was acquired by the Company in 1993. At the time of acquisition, there were 89 producing wells and 74 suspended wells, all of which were vertically drilled to either the Sisquoc or Monterey Formations (lying between approximately 2,400 feet and 3,400 feet and 4,000 feet and 6,600 feet, respectively). At the time of acquisition, average production was 425 Bopd and during the month of December 1997, average production was approximately 1,243 Bopd. Daily production varies depending upon various factors, including normal decline in production levels, the production of newly drilled wells and whether remedial work is being done on wells in the field. The field produces a heavy grade of viscous oil, which is in demand at the Company's Santa Maria refinery. The property is considered (as are many heavy oil properties) a high production cost field and reductions in prices paid for crude generally affect such properties more dramatically than higher gravity lower production cost fields.

    The Company owns a 100% working interest and a 99.7% net revenue interest in approximately 45 producing wells and a number of non-producing wells located in this field which consists of two major producing horizons, the Sisquoc and the Monterey. The Sisquoc formation, which consists of a number of separate zones, is divided by two major north-south trending faults into three separate and distinct areas. The area between the faults contains the bulk of the productive reservoir volume and has the highest cumulative production. A portion of that area was the subject of a waterflood instituted in 1962 by a previous operator. The waterflood was not economically successful. The Company believes that the two faults are sealing faults, thus preventing communication with the portions of the field lying outside of the fault block, which areas were not the subject of waterflood operations.

    In 1995, the Company drilled its first horizontal well into the Monterey formation; this well has experienced mechanical difficulties and is currently not on production pending completion of a study designed to remedy the problem. In 1996, the Company initiated its present horizontal well drilling program in the Cat Canyon Field by drilling five horizontal wells into the Sisquoc formation S1b sand (which is one of the multiple separate sand bodies comprising the Sisquoc formation). Of the five wells, three were drilled in the central fault block, on which a waterflood operation was previously conducted, and one in each of the eastern and western portions of the field. The well in the western portion of the field initially produced at rates approaching 400 Bopd and, as expected, has declined to a present rate of approximately 130 Bopd. Wells drilled into the Sisquoc formation may be expected to produce varying amounts of formation water as part of the production process. The well drilled in the eastern portion of the field has suffered mechanical problems and plans are to rework the well during 1998. The three wells drilled in the central portion, or waterflood area of the field, developed initial production rates of approximately 150 Bopd per well and have declined to approximately 40 Bopd per well. In 1997, the Company continued its horizontal well drilling program in the Cat Canyon Field by drilling eight additional wells into the Sisquoc S1b sand. Of the eight wells, five were drilled in the waterflood area and the remaining three were drilled in other areas. Year-end average production rates for the wells in the waterflood area were 82 Bopd and 1,100 barrels of water per day per well. Production rates for the other wells were 88 Bopd and 13 barrels of water per day, per well. The wells drilled into the central waterflood area, as expected, are producing oil with high volumes of residual water from the prior waterflood operations. The Company believes that by using high volume pumps and lifting large volumes of fluid, the ratio of oil to total fluids produced will gradually increase. The Company expects continued improvement in the ratio of oil to total fluid. Production declines have been in line with the Company's expectations of roughly a forty to fifty percent decline in production during the first twelve months of a well's operation, followed by a more moderate ten percent annual decline in production.

    Results from the horizontal well drilling program have not met the Company's expectations and continuing study is being given to the field to determine how to maximize production. In addition, the Company has implemented measures designed to ensure that operations are conducted with greater efficiency than was the case during 1997. The Company plans to drill at least two horizontal wells in this field during 1998, the locations for which will probably be outside of the waterflood area of the central fault block. As many as four additional wells may be drilled, depending upon results from existing wells and product prices. Horizontal wells in the field generally have a horizontal extension of 1,500 to 2,000 feet and cost approximately $550,000 as a completed well.

    In addition to the Cat Canyon Field, the Company has interests in a number of fields in California, none of which had a PV-10 Value equal to five percent or more of the PV-10 Value of the Company's proved reserves at December 31, 1997. Among such fields are the following:

     Gato Ridge Field. The Gato Ridge Field, which represented approximately 0.7% of the Company's PV-10 Value at December 31, 1997, is located in the Santa Maria Basin adjacent to the Cat Canyon Field and covers approximately 405 acres. The Company owns a 100% working interest and net revenue interests ranging from 86% to 100% in seven producing wells in the Gato Ridge Field. The existing vertical wells primarily produce a heavy oil (11(Degree)) from the same formations as those underlying the Cat Canyon Field. In 1997, the Company drilled a pair of SAGD wells, to the Sisquoc formation at a total cost of $1.8 million, including related surface equipment. In addition, two horizontal wells were drilled to a different zone in the Sisquoc formation, at an average cost of $537,000, both of which experienced sand intrusion problems. One well initially produced at a rate of 300 Bopd before sand infiltrated the well bore necessitating a reduction in production levels to approximately 20 Bopd. Operations on the other well have been suspended. The Company is of the view that it will be able to rectify the sand intrusion in these wells and establish the wells as commercial producers. The pair of SAGD wells drilled on this property during 1997 have been completed and the initiation of steaming operations is awaiting the issuance of county permits and a recovery in oil prices. At such time steam will be injected into the upper well and thereafter production will commence from the lower well. Should this procedure prove economically successful, the Company plans to initiate other SAGD projects on its Santa Maria properties.

    Richfield East Dome Unit (REDU). The REDU unit, which represents approximately 2.4% of the Company's PV-10 Value at December 31, 1997, is located in Orange County, California and covers approximately 420 acres. The Company is the operator of this unit and owns a working interest of 50.6% and a net revenue interest of 40.8%. The unit is under waterflood in the Kraemer and Chapman formations and contains approximately 68 producing wells, 39 shut-in wells and 54 water injection wells. The Company conducted remedial operations on this property during 1997 which resulted in increasing production approximately 100 Bopd. The Company plans to conduct remedial operations in 1998 on this property at an estimated cost to the Company's interest of approximately $600,000. The Company owns fee interests in lands in this unit which it believes will be developable for real estate purposes as oil operations are curtailed.

    Other. The Company also owns other producing properties located in Santa Barbara, Ventura, Solano, Kern and Orange Counties, California, which in the aggregate represented approximately 5.1% of the Company's PV-10 Value at December 31, 1997.

    Louisiana

    Potash Field, which represents 13.4% of the Company's PV-10 value as of December 31, 1997, is located in Plaquemines Parish, Louisiana. The Company operates all of the wells in the field. The field is a salt dome feature originally discovered by Humble Oil and Refining Company and covers approximately 3,600 acres. The field is located in a shallow marine environment southeast of New Orleans. The Company, in September 1997 acquired an 80% working interest (67% net revenue interest) in this property. Subsequent to year end 1997 the Company acquired the remaining 20% working interest. Current production from the field is approximately 375 Bopd and 4.0 MMcfd of high BTU content gas. The Company believes that remedial work on several of the wells will result in increased production levels. The salt dome feature in the field has not been fully explored. The Company plans on conducting a 3-D seismic survey to delineate the field. Production in this field is from multipay zones; the deepest of which is 15,000 feet.

    Manila Village is located in Jefferson Parish, Louisiana. The Company operates this field and at December 31, 1997, owned a 40.5% working interest (28% net revenue interest).. The field represented approximately 1.8% of the Company's PV-10 Value at December 31, 1997. The field covers approximately 450 gross acres of land covered by shallow waters. Subsequent to year end 1997 the Company acquired an additional 10.2% working interest. The Company is participating in a 3-D seismic program which includes the field and expects that the results of the survey will provide a basis for additional enhancements to the value of the property, including recompletions, reworks and equipment installations.

    Other United States Properties

    In addition to its California and Louisiana properties, the Company owns producing properties in a number of states, primarily, New Mexico, Michigan, Texas and Oklahoma, which collectively represented approximately 11.3% of the Company's PV-10 Value at December 31, 1997. At such date, these properties had proved reserves of 2.7 MMBOE. Included in such other producing properties are:

    Southwest Tatum Field, which represents 2.2% of the Company's PV-10 value, is located in Lea County, New Mexico. The property was acquired by the Company as an exploratory project in late 1996. The Company holds leases covering approximately 2,000 gross acres of land, in which the Company has a working interest of 50% and a net revenue interest of 38.75%. During the last part of 1996, the Company, as operator, commenced the drilling of a 14,000 foot exploratory Devonian test well. In addition to the deepest zone, the Devonian (which has been abandoned after having produced in excess of 20,000 barrels of high gravity oil), the well has three other potential oil producing zones. The Company has recompleted the well in the shallower Cisco zone with initial flow rates of 400 Bopd of clean 45(Degree) oil, 450 Mcfd with no water. A second reentry well to test the shallower zones was completed in September, 1997 as a Canyon producer and is currently pumping approximately 175 Bopd and 140 Mcfd, with a small amount of water. Two additional wells are planned to be drilled on this property in 1998 at an approximate cost of $350,000 each to the Company's interest. A gas sales line was completed in February 1998, allowing for gas sales from the two wells.

    San Simon Ranch Field, which represents 1.4% of the PV-10 value, is located in Lea County, New Mexico. The Company owns interests in several wells in this field and operates three wells. The Company has a 50% working (42%) net revenue interest in approximately 1,122 gross (742 net) acres in the field. The Company is participating in a 3-D seismic survey to evaluate the development of the field.

    Colombian Properties

    General

    The Company's Colombian operations are conducted on two Association Areas and one mineral fee property. These properties are located in the Middle Magdalena Basin of Colombia, some 130 miles northwest of Bogota. The Company and its partner, Omimex, acquired their interests in the Middle Magdalena Basin properties from Texaco in 1994 and 1995 transactions; each has a 25% working (20% net revenue) interest in Nare and Cocorna Association properties, while Ecopetrol, the Colombian state oil company owns the remaining 50% working interest. The mineral fee property, Velasquez, is owned 75% by Omimex and 25% by the Company. The three areas cover 52,894 gross acres of land. The Nare Association is the northernmost area in which the Company has an interest and covers approximately 37,164 gross (approximately 9,300 net) acres of land. The exploitation and development of the Teca and Nare Fields, and the adjacent Nare North, Chicala and Moriche Fields are governed by the association contract originally entered into between Ecopetrol and Texaco in 1980. Under these contracts, the cost of exploratory wells is borne solely by the Company and its partner, who are entitled to all revenues from such wells. Once an area within an Association is declared to be a commercial area by Ecopetrol, the Company and its partner each receives 20% of the crude oil produced at these fields, while Ecopetrol receives 40% of production and the Colombian government receives the remaining 20% of production in the form of royalties. A commercial area is roughly equivalent to a field. Each of the Company and its partner bears 25% of the production costs of commercial areas and Ecopetrol is responsible for the remaining 50%. The exploitation rights under these contracts expire in September 2008 and are not renewable by the Company under their current terms. The Company understands that legislation is being considered by the Colombian government which would permit such extensions to be obtained. The Company intends to seek an extension of these contracts, however, no assurance can be given that any extension will be granted or that the terms on which any extension may be obtained will be acceptable to the Company. See "Description of Business-Economic and Political Risks of Foreign Operations-Colombian Operations."

    Generally, as in the case of the Company's interests under the Nare and Cocorna Associations, the Articles require that the contracting oil company perform various work obligations (including the drilling of any exploratory wells) at its cost on the lands covered by the Articles, and allow production of hydrocarbons for a stated terms of years. Upon discovery of a field capable of commercial production and upon commencement of production from that field,
Ecopetrol reimburses the contracting party out of Ecopetrol's share of production for 50% of the allowable costs. Thereafter, costs of operations and working interest revenues are shared 50% by Ecopetrol and 50% by Omimex and the Company. The working interest is subject to a royalty of 20% which is paid to Ecopetrol on behalf of the Colombian government. Several of the fields in the contract area owned by the Company and Omimex have been declared to be commercial areas, but a number of other areas have not yet been so designated. Approval of both Ecopetrol and the Ministry of the Environment is required to implement a development program. One field located within the Cocorna Concession area, which was acquired by the Company from Texaco, reverted to Ecopetrol in 1997.

    Description of the Properties

      Both the Nare and Cocorna Associations will expire in September 2008. At the date hereof, three fields within the Cocorna Association have been declared commercial by Ecopetrol: Teca (approximately 1,938 acres), Toche (approximately 150 acres), and South Cocorna (approximately 700 acres); and four fields within the Nare Association have been declared commercial: South Nare (approximately 660 acres), North Nare (approximately 1,700 acres), Chicala (approximately 830 acres) and Moriche (approximately 1,085 acres). The Company's Teca and South Nare Fields, which represented approximately 22.6% of the Company's PV-10 Value at December 31, 1997, produced an average of 1.87 Mbopd for the year ended December 31, 1997, from 309 wells covering 2,598 gross (649.5 net) developed acres and is the primary producing area. The Company owns a 25% mineral fee interest in the Velasquez Field which covers approximately 3,800 gross (950 net) acres of land, and produced an average 505 Bopd for the year ended December 31, 1997.

    The Company's Colombian properties in the aggregate represented 12.6 MMBbls of proved reserves at December 31, 1997 or approximately 43.1% of the Company's total proved reserves and approximately 48.2% of the Company's PV-10 Value at that date. The following table provides information concerning the Company's interest in the commercial areas and fee minerals in Colombia.



     Field Name           Proved Reserves at        Number of Wells           Average Daily
                                                                              Barrels of Oil
                             Dec. 31, 1997                                        1997
                               (MMBbls)                                 4th Quarter        Year


     Velasquez                   2.9                      96                499             505

     North Nare                  3.8                      3                  0               0

     Magdalena                   0.1                      1               testing         testing

     Teca & South Nare           5.8                     312               1,905           1871
                        ----------------------- ----------------------- ------------    ------------

     Total                       12.6                    412               2,404           2,376
                        ======================= ======================= ============    ============

    Production from all of the fields comes from relatively shallow reservoirs lying at approximate depths of from 1,200 to 3,000 feet. All of the production (save that produced from the Velasquez field) is of a relatively heavy grade of crude oil, generally in the area of 10(Degree) to 13(Degree) gravity API. Wells generally produce small amounts of formation water in conjunction with oil. Because of the viscosity of the oil, wells are initially produced without artificial stimulation and thereafter stimulated by cyclic steam injection. Wells cost approximately $250,000 to $300,000 to the total working interest, depending upon depth.

    During 1997, the Company and the operator participated in the drilling of thirteen wells in the Teca (eight) and South Nare (five) Fields. All of the wells drilled were productive and the operator is in the process of installing steaming equipment. A plan has been formulated for the drilling of approximately 200 development wells in the Teca, Nare, Nare North, and two other fields. This program, subject to regulatory approval, would be implemented through the year 2001.

    The Company and Omimex also reentered a suspended Texaco drilled well to an area under the Magdalena River and recompleted the well at approximately 30 Bopd without artificial stimulation. Both the Company and the operator believe that another two wells should be drilled into the area in an effort to establish an additional commercial area. Should those efforts be successful, it is believed that from 15 to 20 additional drilling locations would be established. In the Velasquez Field, the Company and Omimex recompleted three wells in a behind pipe zone. Initial per well production rates ranged from 142 Bopd to 223 Bopd. Studies to date indicate up to 23 additional wells with behind pipe reserves suitable for re-completion. For 1998, the Company has budgeted approximately $2.5 million for its Colombian operations capital expenditures, but the expenditure will depend upon the price of oil and other economic factors.

    Crude Oil Sales and Pipeline Ownership

    All of the Company's crude oil produced at the Company's properties in Colombia has been sold exclusively to Ecopetrol at negotiated prices. See
"Description of Business - Marketing of Production." In conjunction with its purchase of interests in the Nare Association, the Company also purchased a 50% interest in the 118 mile Velasquez-Galan Pipeline, which connects the Fields to the 250,000 Bopd Colombian government-owned refinery at Barrancabermeja. The pipeline transports oil from the Company's fields, together with a lighter crude oil supplied by Ecopetrol which acts as a diluent to the Company's heavier crude, and crude oil from other adjacent fields. The pipeline generates revenues through collection of tariffs for the use of the pipeline. Throughput on this pipeline in December 1997 averaged 30,500 Bopd of which the Company's share was approximately 2,300 Bopd. In addition to the operator and the Company, three other companies transport their crude oil through the pipeline at tariff rates established by Colombian authorities. The Company and the operator have considered expansion of the pipeline system if additional production is developed by operators in the area. A new oil field is being developed south of the Company's properties. The operator of the new oil field has approached the Company and Omimex requesting the transport of oil from the new field through the Velasquez-Galan Pipeline.

    Canadian Properties

    The Company's Canadian properties, which are owned through Beaver Lake, represented approximately 8.5% of the Company's PV-10 Value at December 31, 1997. The Canadian properties produced an average of 608 BOEPD for the year ended December 31, 1997 from 142 wells covering 56,800 gross (14,972 net) developed acres, most of which are located in the province of Alberta. Proved reserves attributable to the Canadian properties totaled 2.6 MMBOE at December 31, 1997. Two development wells were drilled during 1997, one completed as a gas well, the other was a dry hole. A horizontal well was also drilled on which operations have been suspended. The information presented has not been adjusted for the approximate 26% minority interest in Beaver Lake held by others.

    Oil and Gas Reserves

    The Company's proved reserves and PV-10 Value from proved developed and proved undeveloped oil and gas properties have been estimated by the following independent petroleum engineers: In 1997 and 1996, Netherland, Sewell & Associates, Inc. prepared reports on the Company's reserves in the United States and Colombia and Sproule Associates Limited prepared a report on the Company's Canadian reserves. The estimates of these independent petroleum engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. In accordance with SEC guidelines, the Company's estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. Future net revenues at December 31, 1997 reflect a weighted average price of $13.13 per BOE compared to $17.05 per BOE at December 31, 1996. There have been no reserve estimates filed with any United States federal authority or agency, except that the Company participates in a Department of Energy annual survey, which includes furnishing reserve estimates of certain of the Company's properties. The estimates furnished are identical to those included herein with respect to the properties covered by the survey.

The following tables present total proved developed and proved undeveloped reserve volumes as of December 31, 1997 and 1996 and estimates of the future net revenues and PV-10 Value therefrom. There can be no assurance that these estimates are accurate predictions of future net revenues from oil and gas reserves or their present value. Pursuant to industry standards, the Company's proved reserves include all of the proved reserves of Beaver Lake.


Estimated Proved Oil and Gas Reserves

                                                         Reserve Category

                                  Proved Developed           Proved Undeveloped                   Total
            1997         Oil (MBbls)      Gas (MMcf)       Oil (MBbls)     Gas (MMcf)        Oil (MBbls)       Gas (MMcf)

        United States
                               8,048           13,988            2,502           6,322              10,550           20,310
        Canada                   604            3,412              203           7,572                 807           10,984
        Colombia               7,964          -                  4,604         -                    12,568          -
        Total                 16,616           17,400            7,309          13,894              23,925           31,294

            1996         Oil (MBbls)            Gas               Oil            Gas                Oil               Gas
                                               (MMcf)           (MBbls)         (MMcf)            (MBbls)           (MMcf)

        United States
                               7,994           11,521            8,157           1,593              16,151           13,114
        Canada                   710            2,654              211           7,897                 921           10,551
        Colombia               4,692          -                  4,915         -                     9,607          -
        Total                 13,396           14,175           13,283           9,490              26,679           23,665



The estimated future net revenues (using current prices and costs at the respective years end) and the present value of future net revenues (using a discount factor of 10 percent per annum) before income taxes for Saba's proved developed and proved undeveloped oil and gas reserves as of December 31, 1997 and 1996 are as follows:

                                                      Reserve Category

                            Proved Developed                         Proved Undeveloped                   Total
                                      Present value                          Present                          Present value
                     Future net       of future net       Future net        value of         Future net       of future net
                      revenue            revenue           revenue         future net          revenue           revenue
                                     revenue
(Dollars in
thousands)

      1997
United
States            $       60,166    $         41,323   $       18,008   $        10,122    $      78,174   $           51,445
Canada                     7,240               4,811           10,342             5,237           17,582               10,048
Colombia                  46,291              32,178           41,531            24,958           87,822               57,136
Total             $      113,697    $         78,312   $       69,881   $        40,317    $     183,578   $          118,629


      1996
United
States            $       89,456    $         60,650   $       66,354   $        34,502    $     155,810   $           95,152
Canada                    14,136               9,235           12,015             6,843           26,151               16,078
Colombia                  31,020              24,258           40,921            20,451           71,941               44,709
Total             $      134,612    $         94,143   $      119,290   $        61,796    $     253,902   $          155,939


"Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. In recent years, the market for oil and gas has experienced substantial fluctuations, which have resulted in significant swings in the prices for oil and gas. The Company cannot predict the future of oil and gas prices or whether future declines in prices will occur. Any such decline would have an adverse effect on the Company. Estimates of proved reserves may vary from year to year reflecting changes in the price of oil and gas and results of drilling activities during the intervening period. Reserves previously classified as proved undeveloped may be completely removed from the proved reserves classification in a subsequent year as a consequence of negative results from additional drilling or product price declines which make such undeveloped reserves non-economic to develop. Conversely, successful development and/or increase s in product prices may result in additions to proved undeveloped reserves.

Net Quantities of Oil and Gas Produced

     The net quantities of oil and gas produced by the Company for each of the years in the three year period ended December 31, 1997 are as follows:

                                              Oil (Bbls)          Gas (Mcf)                 BOE
          1997
          United States                           1,120,645            1,673,914           1,399,631
          Canada (1)                                 99,639              733,714             221,925
          Colombia                                  886,651                 -                886,651
                                             ---------------      ---------------      -------------
              Total                               2,106,935            2,407,628           2,508,207
                                             ===============      ===============      =============
                                             ===============      ===============      =============

          1996
          United States                             803,070            1,089,576             984,666
          Canada (1)                                134,008              561,042             227,515
          Colombia                                1,031,207                 -              1,031,207
                                             ---------------      ---------------      -------------
                                             ===============
              Total                               1,968,285            1,650,618           2,243,388
                                             ===============      ===============      =============
                                             ===============      ===============      =============

          1995
          United States                             710,271              938,577             866,701
          Canada (1)                                 85,800              398,616             152,236
          Colombia                                  430,808             -                    430,808
                                             ---------------      ---------------      -------------
              Total                               1,226,879            1,337,193           1,449,745
                                             ===============      ===============      =============

(1) No reduction is made for the minority interest in Beaver Lake.

     Average Sales Price and Production Cost

     The following table sets forth information concerning average per unit sales price and production cost for the Company's oil and gas production for the periods indicated:


                                                                                     Year ended December 31,
                                                                           1997              1996              1995

Average sales price per barrel of oil            United States         $   14.92       $   16.49       $    13.71
                                                 Canada                $   15.48       $   17.80       $    13.93
                                                 Colombia              $   12.04       $   12.49       $      9.44
                                                 Combined              $   13.73       $   14.43       $    12.23


Average sales price per Mcf of gas               United States         $    2.53       $    2.28       $      1.67
                                                 Canada                $    1.08       $    1.12       $      0.94
                                                 Colombia              $       -       $       -       $        -
                                                 Combined              $    2.09       $    1.88       $      1.45

Average production cost per barrel of oil
equivalent                                       United States         $    7.47       $    8.29       $    8.57
                                                 Canada                $    4.87       $    5.15       $    5.92
                                                 Colombia              $    5.71       $    5.11       $    5.17
                                                 Combined              $    6.62       $    6.51       $    7.29


     Productive Oil and Gas Wells

     The following table sets forth certain information at December 31, 1997 relating to the number of productive oil and gas wells (producing wells and wells capable of production, including wells that are shut in) in which the Company owned a working interest:


                                           Oil                            Gas                            Total
                            -------------------------        ------------------------        -------------------------
                             Gross            Net             Gross           Net              Gross            Net
United States                    378           179.3               74           23.4               452          202.7
Canada (1)                        82            20.7               60           15.9               142           36.6
Colombia                         390            97.4                -              -               390           97.4
                            =========      ==========        =========      =========        ==========       ========
                                 850           297.4              134           39.3               984          336.7
                            =========      ==========        =========      =========        ==========       ========


(1) No reduction is made for the minority interest in Beaver Lake.

In addition to its working interest, the Company holds royalty interests in 86 productive wells in the United States and Canada at December 31, 1997. The Company does not own any royalty interests in Colombia.

     Oil and Gas Acreage

     The following table sets forth certain information at December 31, 1997 relating to oil and gas acreage in which the Company owned a working interest:

                                  Developed (1)                           Undeveloped
Country                        Gross               Net              Gross               Net
-------                        -----               ---              -----               ---
United States                    50,997             14,388            30,684             23,388
Canada (2)                       56,809             13,492            39,114             12,280
Colombia                          6,398              1,599            46,496             11,624
                            ------------        -----------      ------------        -----------
                            ============        ===========      ============        ===========
    Total                       114,204             29,479           116,294             47,292
                            ============        ===========      ============        ===========

(1) Developed acreage is acreage assigned to productive wells. (2) No reduction is made for the minority interest in Beaver Lake.

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

     Drilling Activity

     The following table sets forth certain information for each of the years in the three-year period ended December 31, 1997 relating to the Company's participation in the drilling of exploratory and development wells.


                                  1997                        1996                          1995
                                  ----                        ----                          ----

                        Gross(1)     Net(2)            Gross(1)     Net(2)           Gross(1)      Net(2)
Exploratory
Oil                         2          1.0                -            -                -            -
Gas                         -           -                 3          1.35               -            -
Dry (3)                     2          1.5                4          1.29               3           0.46

Development
Oil                        26         16.25               11         7.59               4           1.51
Gas                         1         0.29                3          0.64               2           0.19
Dry (3)                     2         1.87                1          0.35               1           0.04

Total
Oil                        28         17.25               11         7.59               4           1.51
Gas                         1         0.29                6          1.99               2           0.19
Dry (3)                     4         3.37                5          1.64               4           0.50


 (1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

 (2) A net well is deemed to exist when the sum of fractional working interest ownership in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. No reduction is made for the minority interest in Beaver Lake.

 (3) A dry hole is an exploratory or development well that is not a producing well.

    Asphalt Refinery

    In June 1994, in an effort to increase margins on the heavy crude oil produced from the Company's oil and gas properties in Santa Barbara County, California, the Company, through a wholly owned subsidiary, acquired from Conoco Inc. ("Conoco") and Douglas Oil Company of California an asphalt refinery in Santa Maria, California, which had been inoperative since 1992. The Company refurbished the refinery and, in May 1995, completed a re-permitting environmental impact review process with Santa Barbara County, receiving a Conditional Use Permit to operate the refinery. Pursuant to the refinery purchase agreement, Conoco is required to perform certain remediation and other environmental activities on the refinery property until June 1999, at which point the Company will be responsible for any additional remediation, if any. See "Description of Business-Governmental Regulation and Environmental Matters-Refinery Matters."

    The Company entered into a processing agreement with Petrosource in May 1995, and recommenced operations of the refinery in June 1995. Under the processing agreement, Petrosource purchases crude oil (including crude oil produced by the Company), delivers it to the refinery, reimburses the Company's out-of-pocket refining costs, markets the asphalt and other products and generally shares any profits equally with the Company. The arrangement with Petrosource ends on December 31, 1998 and the Company does not intend to renew the arrangement on its present terms. From that time forward, the Company may negotiate an alternative arrangement with Petrosource or may assume the marketing responsibilities presently held by Petrosource and may carry the cost of inventorying crude oil and asphalt.

    The refinery is a fully self-contained plant with steam generation, mechanical shops, control rooms, office, laboratory, emulsion plant and related facilities, and is staffed with a total of 20 operating, maintenance, laboratory and administrative personnel. Crude oil is delivered to the refinery by trucks to current crude oil storage of 40,000 barrels of processing. An additional 60,000 barrels of crude oil storage is also available for future demands. Crude processing equipment consists of a conventional pre-flash tower, an atmospheric distillation tower, strippers and a vacuum fractionation tower. The refinery has truck and rail loading facilities, including some capability of tank car unloading. Throughput at the refinery has ranged between 2,000 to 4,000 Bopd, while production capacity is approximately 8,000 Bopd.

    Refinery products include light feedstock (naphtha), kerosene distillate, gas oils and numerous cut-back, paving and emulsion asphalt products, with the primary product produced at the refinery being asphalt, with some liquids, such as propane. Historically, marketing efforts have been focused on the asphalt products which are sold to various users, primarily in the Southern California area. Liquids are readily marketed to wholesale purchasers.

    The Company regards the refinery as a valuable adjunct to its production of crude oil in the Santa Maria Basin and surrounding areas in that it sells its production from those areas to the refinery at a price reflecting a premium to market. Generally, the crude oil produced in these areas is of low gravity and makes an excellent asphalt. Recent prices for asphalt exceed market prices for crude and costs of operating the refinery. The Company believes that as road building and repair increase in California and surrounding western states, the market for asphalt will expand significantly.

    Real Estate Activities

    The Company from time to time has purchased real estate in conjunction with its acquisition of oil and gas and refining properties in California and plans to continue this practice. In connection with the acquisition of oil and gas producing properties in Santa Maria, California, in June 1993, the Company purchased 1,707 acres in Santa Barbara County for an aggregate purchase price of $465,000. In addition, the Company entered into an agreement to acquire 385 acres in Santa Barbara County in connection with an acquisition of producing oil and gas properties at a contract purchase price of $400,000, the closing of which took place in June 1995. In addition, the Company acquired approximately 370 acres in Santa Maria, California in June 1994 in connection with the acquisition of its Santa Maria refinery. The Company has used a portion of its real estate holdings for agricultural purposes. The Company plans to retain these real estate holdings for asset appreciation which may include developmental activities at a future date.


    Office Facilities

    The Company's executive and California operations offices are located in Santa Maria, California and its accounting offices are located in Irvine, California. The Company maintains regional offices in Edmond, Oklahoma, Calgary, Alberta, Canada and Bogota, Colombia. These offices, totaling approximately 18,000 square feet, are leased with varying expiration dates to January, 2002 at an aggregate rate of $15,000 per month. The Company owns its office facilities at the asphalt refinery in Santa Maria, which occupy approximately 1,500 square feet of space.

Item 3.  Legal Proceedings

     Gitte-Ten v. Saba Petroleum Company. In December 1997, the Company contracted with Gitte-Ten, Inc. ("GTI") to purchase from GTI all of its surface fee and leasehold interests in certain property located in Santa Barbara County, California. A portion of the purchase price was paid at closing on December 31, 1997, at which time GTI's interests were conveyed to the Company. The remaining purchase price of $350,000 was to be paid through overriding royalty payments of the Company's gross income from the leases until the balance was retired but no later than January 1, 2003, on which date any unpaid balance was to be immediately due and payable. To provide GTI with an assurance of the Company's payment obligation, the Company executed a promissory note in the principal amount of $350,000 which provided that said amount (less the total amount of overriding royalties paid to GTI) was all due and payable on February 27, 1998, unless the Company replaced the note by February 24, 1998, with an irrevocable and non-cancelable surety bond or letter of credit in the then unpaid balance. The Company was unable to procure either instrument and the note became all due and payable on February 27, 1998. Notwithstanding attempted settlement conferences by the Company with GTI, GTI filed a claim against the Company in March 1998, for breach of contract and seeks damages of $350,000 plus interest at the rate of 13.5% per annum and attorney fees. The Company intends to interpose certain defenses.

     The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial statements or operations.


Item 4.  Submission Of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                                 PART II.

Item 5.  Market For Common Equity And Related Stockholder Matters


PRICE RANGE OF COMMON STOCK, NUMBER OF HOLDERS AND DIVIDEND POLICY

    The Common Stock trades on the American Stock Exchange under the symbol "SAB." The following table sets forth the high and low quarterly closing sales prices of the Common Stock as reported on the American Stock Exchange for the periods indicated. The sales prices set forth below have been adjusted to reflect a two-for-one stock split in the form of a stock dividend paid in December 1996. Prior to May 22, 1995, the Common Stock was traded on the Emerging Company Marketplace of the American Stock Exchange.


                                                                                          Low            High
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
1998
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  First Quarter..................................................................   $        3 .38     $ 8 .50
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
1997
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  Fourth Quarter                                                                    $        8 .00    $      14 .88
 ..................................................................................
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  Third Quarter .................................................................           12 .81           20 .12
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  Second Quarter.................................................................           10 .75           17 .75
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  First Quarter..................................................................           12 .75           25 .25
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
1996
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  Fourth Quarter.................................................................   $        9 .25    $      27 .12
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  Third Quarter .................................................................            6 .19           9 .94
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  Second Quarter.................................................................            3 .88            8 .00
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  First Quarter..................................................................            3 .56            4 .75
--------------------------------------------------------------------------------------------------------------------

    On April13,1998, the last reported sales price of the Common Stock on the American Stock Exchange was $3.50. The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The Preferred Stock, the Debentures and the Company's principal revolving credit agreement restrict the payment of cash dividends by the Company. See Note 8 of Notes to Consolidated Financial Statements of the Company. At December 31, 1997, the Company had approximately 2,810 stockholders of record.

    Series A Convertible Preferred Stock

    On December 31, 1997 the Company sold to RGC International Investors, LDC, 10,000 shares of a newly created class of preferred stock, Series A Convertible Preferred Stock, stated value $10,000 per share, for $10 million. The transaction was structured as a private placement exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by reason of the exemption contained in Section 4 (2) of said act. Included in the price of the Preferred Stock were warrants to acquire 224,719 shares of Common Stock for a price of $10.68 per share. The warrants have a term of three years from the date of issuance. The Preferred Stock bears a cumulative dividend of 6% per annum payable quarterly in cash or, at the Company's option, the dividend amount can be added to the "Conversion Amount" as defined. After 120 days from the date of issuance, the Preferred Stock is convertible at the option of the holder into Common Stock at a price determined by reference to the closing bid price of the Common Stock at a time proximate to the Conversion Date as defined, but in no event will the conversion price exceed $9.345 per share of Common Stock. In general, conversion of the Preferred Stock can occur after 120 days from its issuance, in monthly increments of 20% of the amount issued, until 241 days from December 31, 1997, after which all of the Preferred Stock may be converted. The Preferred Stock may be converted into approximately 2,100,000 shares of Common Stock (subject to anti-dilution provisions), unless the Company fails to perform certain covenants in which case the Preferred Stock will be convertible without limitation if shareholder and regulatory approvals are obtained. The Preferred Stock is senior to all other classes of the Company's equity securities.

    The Preferred Stock is redeemable at any time and must be redeemed upon the occurrence of certain events. Until April 29, 1998, the Company may redeem at 115% of the Stated Value plus accrued dividends and issue a five-year warrant to purchase 200,000 shares of Common Stock at 105% of the average closing bid price for a five day period preceding the redemption. The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the Common Stock underlying the Preferred Stock and should this registration statement not be declared effective prior to June 28, 1998, the Company will be obligated to redeem the Preferred Stock.


Item 6. Selected Financial Data

     The following table sets forth certain financial information with respect to the Company and is qualified in it's entirety by reference to the historical financial statements and notes thereto of the Company included in Item 8, "Financial Statements and Supplementary Data." The statement of income, statement of cash flow and balance sheet data included in this table for each of the five years in the period ended December 31, 1997 were derived from the audited financial statements and the accompanying notes to those financial statements (in thousands, except per share data):

                                  --------------- ------------- ------------- --------------- --------------
                                       1993           1994          1995           1996           1997
                                  --------------- ------------- ------------- --------------- --------------

Statement of Income Data
Total revenues
                                          $10,530       $12,954      $17,694         $33,202        $35,996
Expenses:
   Production costs (1)                    5,857         7,547        10,561          14,604         16,607
   General and  administrative             2,503         1,882         2,005           3,920          5,125
   Depletion, depreciation and
    amortization                           1,853         2,041         2,827           5,527          7,265
   Interest expense                          443           634         1,364           2,402          2,305
Net income (loss)                           (88)           509           547           3,765          2,397
Net earnings (loss) per
   share - basic (2):
                                          $(0.01)        $0.06         $0.07           $0.43           $.23
Weighted average  common shares
   outstanding - basic (2):                7,065         7,996         8,327           8,804         10,650

Statement of Cash Flow Data
  Net cash provided by
    operating activities
                                            $503       $ 3,346        $1,736          $6,914        $14,954
  Net cash used in
    investing activities                 (1,439)       (3,930)      (16,757)        (11,856)       (36,166)
  Net cash provided by
    financing activities                     958           860        14,850           5,037         21,991

Balance Sheet Data
Working capital (deficit)
                                          $(860)       $(2,422)       $2,471          $2,418       $(11,724)
Total assets
                                          13,261        18,108        39,751          49,117         77,657
Current portion of
    long-term debt
                                           1,440         2,357           505           1,806         13,442
Long-term debt, net (3)
                                           4,875         5,323        23,543          20,812         19,610
Redeemable preferred stock                                                                            8,511
                                               -             -             -               -
Stockholders' equity
                                          $4,407        $6,283        $7,848         $17,715         $23,640

Other Data
  EBITDA (4)
                                          $2,171        $3,568        $5,188         $14,652        $13,843
  Capital expenditures (5)
                                           2,372         6,573        17,015          12,776         35,270
  Production (MBOE)                          755           980         1,450           2,243          2,508


(1) Production costs include production taxes.
(2) As adjusted for a two-for-one stock split in the form of a stock dividend paid in December 1996. (3) For information on terms and interest, see Note 8 of Notes to Consolidated Financial Statements of
     the Company.
(4) EBITDA represents earnings before interest expense, provision (benefit) for taxes on income, depletion, depreciation and amortization. EBITDA is not required by GAAP and should not be considered as an alternative to net income or any other measure of performance required by GAAP or as an indicator of the Company's operating performance. This information should be read in conjunction with the Consolidated Statements of Cash Flows contained in the Consolidated Financial Statements of the Company and the Notes thereto.
(5) Capital expenditures in 1995 include $10.0 million expended in connection with acquisitions of producing properties in Colombia. The acquisitions were principally responsible for the significant increase in results of operations reported by the Company in 1995 and 1996. For additional information, see Note 2 of Notes to Consolidated Financial Statements of the Company.


Item 7. Management's Discussion And Analysis

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and the "Selected Financial Data" included elsewhere in this report.

    General

    The Company is an independent energy company engaged in the acquisition, exploration and development of oil and gas properties. To date, the Company has grown primarily through the acquisition of producing properties with exploration and development potential in the United States, Colombia and Canada. This strategy has enabled the Company to assemble a significant inventory of properties over the past five years. From January 1, 1992 through December 31, 1997, the Company completed 26 property acquisitions. During that six-year period, the Company's proved reserve base, production and operating cash flow have increased at compound annual growth rates of 48.4%, 45.0% and 45.8%, respectively. In 1996, the Company broadened its strategy to include growth through exploration and development drilling.

    The current focus of the Company's activity is drilling of horizontal wells in the Central Coast Fields and drilling approximately 200 wells in Colombia's Middle Magdalena Basin. A total of thirteen gross (13.0 net) oil wells were drilled in California as part of the Company's 1997 drilling program. Seven of the wells are currently in production, three wells have encountered formation problems which the Company is seeking to remediate, one well was determined to be noncommercial and two wells (one pair) of SAGD horizontal wells are shut-in awaiting local permits and an increase in oil prices. Five of these wells were horizontal wells drilled in a previous waterflood area and high water cuts are inhibiting oil production rates. Although this situation was not unexpected, the dewatering process is occurring at slower rates than anticipated. Based on the disappointing 1997 results, the Company reduced the number of wells it had originally projected to drill in 1997. Combined geologic, reservoir engineering and production engineering studies are currently underway and the Company plans to drill at least two wells in 1998. In Colombia, a total of thirteen gross (3.25 net) wells have been drilled in 1997 on the Teca/Nare property, and one well drilled by the previous operator was re-entered and completed for production. The operator has made an application to obtain a global environmental permit in order to more rapidly develop the Colombian properties. At the Velasquez field, three gross (0.75 net) wells were recompleted to establish additional reserves and increase production.

    The Company's revenues are primarily comprised of oil and gas sales attributable to properties in which the Company owns a substantial interest. The Company accounts for its oil and gas producing activities under the full cost method of accounting. Accordingly, the Company capitalizes, in separate cost centers by country, all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a significant change in reserves. The Company's financial statements have been consolidated to reflect the operations of its subsidiaries, including Beaver Lake, its 74% owned Canadian oil and gas operation.

    Crude Oil Prices

    The price received by the Company for its oil produced in North America is influenced by the world price for crude oil, as adjusted for the particular grade of oil. The oil produced from the Company's California properties is predominantly a heavy grade of oil, which is typically sold at a discount to lighter oil. The oil produced from the Company's Colombian properties is also predominantly a heavy grade of oil. The prices received by the Company for its Colombian production is determined based on formulas set by Ecopetrol. See" Description of Business-Economic and Political Factors of Foreign Operations-Colombian Operations".

    The weighted average sales price of the Company's crude oil was $13.73 per Bbl in 1997 and $14.43 per Bbl in 1996, representing approximately 73.7% and 70.6%, respectively, of the average posted price per Bbl for WTI crude oil during those periods. Since January 1, 1992, the weighted average quarterly sales price received by the Company for its crude oil ranged from a low of $10.69 for the quarter ended March 31, 1994 to a high of $16.31 for the quarter ended December 31, 1996.

    Results of Operations

    Comparison of Years Ended December 31, 1997 and 1996

    Oil and Gas Sales

    Oil and gas sales increased 7.9% to $34.0 million during the year ended December 31, 1997 from $31.5 million for 1996. Average sales price per BOE for the year ended December 31, 1997 decreased 3.6% to $13.54 from $14.05 per BOE in 1996.

    Total production increased 13.6% to 2.5 MMBOE in the year ended December 31, 1997 as compared to 2.2 MMBOE for 1996. The increase in oil and gas production was primarily attributable to the Company's property acquisitions in Louisiana in November 1996 and September 1997 and the horizontal drilling program that began in California in June 1996. The production increases were partially offset by a decline in production in Colombia of 145,000 BOE for the year ended December 31, 1997 as compared with 1996. The decline resulted from the reversion of the Cocorna Concession in February 1997 and normal production declines.


    Other Revenues

    Other revenues increased 17.6% to $2.0 million for the year ended December 31, 1997, as compared to $1.7 million for 1996. The increase was due primarily to additional processing fee income of $659,000 realized from the Company's asphalt refinery and additional operator's overhead recoveries of $101,000 on operated oil and gas properties, reduced by excess Velasquez-Galan Pipeline operating expenses in the amount of $414,000 which were invoiced to the Company by the facility's operator in the first quarter of the year.


    Production Costs

    Production costs increased 13.7% to $16.6 million for the year ended December 31, 1997, as compared to $14.6 million in 1996. Average production costs per BOE increased $0.11 to $6.62 for the year ended December 31, 1997 from $6.51 in 1996, resulting in increased production costs of $279,000.

    A production increase of 265,000 BOE for the year ended December 31, 1997, from 2.2 MMBOE in 1996, resulted in increased production costs of $1.7 million. In comparison with the prior year, production volume in 1997 increased 415,000 BOE in the United States and decreased 145,000 BOE in Colombia. The increase in the United States was primarily attributable to the Company's property acquisitions in Louisiana in November 1996 and September 1997, and the horizontal drilling program that began in California in June 1996. Approximately two-thirds of the production declines in Colombia resulted from the reversion of the Cocorna Concession property interest in February 1997; the balance of the decrease was due to normal production declines. The results of the drilling program in Colombia, which began in the second quarter of 1997, partially offset normal production declines.

    General and Administrative Expenses

    General and administrative expenses increased 30.8% to $5.1million for the year ended December 31, 1997, from $3.9 million for 1996. The overall increase in general and administrative expenses was due principally to the increase in employment in the Company's domestic offices to support its oil and gas property development programs in California, New Mexico and Louisiana.


    Depletion, Depreciation and Amortization

    Depletion, depreciation and amortization expenses increased 32.7% to $7.3 million for the year ended December 31, 1997, from $5.5 million in 1996. Depletion expense increased 32.0% to $6.6 million for the year ended December 31, 1997, from $5.0 million in 1996. The increase was primarily attributable to domestic production volume increases for the year ended December 31, 1997, of 415,000 BOE in comparison with 1996, and capital costs recorded by the Company in its full cost pools beginning in the second quarter of 1996, and the anticipated future development and abandonment costs to be incurred in connection with the management of its oil and gas properties. Depreciation and amortization expenses increased 19.3% to $654,000 for the year ended December 31, 1997, from $548,000 in 1996.


    Other Income (Expense)

    Other income (expense) decreased to a net expense of $365,000 for the year ended December 31, 1997, from income of $215,000 in 1996. The change was primarily due to foreign currency transaction losses of $230,000 realized by the Company's Colombia operations, costs in the amount of $321,000 attributable to prospect screening activities and financing proposal costs in the amount of $175,000, partially reduced by interest income of $52,000 and other income of $67,000.



    Interest Expense

    Interest expense decreased 4.2% to $2.3 million for the year ended December 31, 1997, from $2.4 million in 1996. Interest expense attributable to the Debentures decreased $636,000 due to the conversion of $9.1 million of Debentures to Common Stock occurring since June, 1996. Interest expense attributable to the Company's principal commercial credit facilities increased $881,000 for the year ended December 31, 1997, from 1996. The average debt balance outstanding under the credit facilities increased 106.5% to $19.0 million for the year ended December 31, 1997, from $9.2 million in 1996, due principally to the use of loan proceeds to fund property acquisitions and development drilling activities. The weighted average interest rate for the credit facilities decreased 2.8% to 8.75% for the year ended December 31, 1997, from 9.00% for 1996.


    Provision for Taxes on Income

    Provision for taxes on income decreased 36.7% to $1.9 million for the year ended December 31, 1997, from $3.0 million in 1996. The Company's effective tax rate was 43.9% in 1997 and 44.0% in 1996.


    Net Income

    Net income decreased $1.4 million (36.8%) to $2.4 million for the year ended December 31, 1997, from $3.8 million in 1996. This decrease reflected the effects of changes in oil and gas sales, other revenues, production costs, general and administrative expenses, depletion, depreciation and amortization expenses, interest expense, other income (expense) and provision for taxes on income as discussed above.

Comparison of Years Ended December 31, 1996 and 1995

    Oil and Gas Sales

    The Company's total oil and gas sales increased 86.4% to $31.5 million for the year ended December 31, 1996, from $16.9 million for 1995. The average sales price per BOE increased 20.2% to $14.05 in 1996 from $11.69 in 1995. The increase was primarily attributable to the full year results in 1996 of the property acquisitions in Colombia during 1995. Excluding the financial impact of the Colombian properties, which were principally acquired in September 1995, oil and gas sales increased 44.2% during 1996, to $18.6 million from $12.9 million for 1995. The average sales price per BOE for United States and Canadian operations was $15.87 and $13.26, respectively, in 1996, representing increases of 21.7% and 28.5%, respectively, from the comparable 1995 averages.

    Oil and gas production increased 46.7% to 2.2 MMBOE for the year ended December 31, 1996, from 1.5 MMBOE for 1995. The increase in oil and gas production was primarily attributable to the acquisitions of the Company's Colombian properties, which were completed in the second half of 1995, and the Company's drilling and rework activities performed in 1996.


    Other Revenues

    Other revenues increased 125.8% to $1.7 million for the year ended December 31, 1996, from $753,000 in 1995. This increase was due primarily to net tariffs of $717,000 for use of the Velasquez-Galan Pipeline in Colombia, in which the Company acquired a 50% interest in September 1995. In addition, the Company's asphalt refining operation reported processing fee income of $514,000 for 1996, as compared to no processing fee income in 1995.


    Production Costs

    Production costs increased 37.7% to $14.6 million in 1996 from $10.6 million in 1995. The Company's production costs per BOE decreased 10.7% to $6.51 in 1996 from $7.29 in 1995. This increase in total production costs was due primarily to increased production volumes. Excluding the financial impact of the Colombian properties, the Company's average production costs per BOE decreased 5.9% to $7.70 for 1996 from $8.18 for 1995. For 1996, production costs for the Colombian properties were $5.3 million, or $5.11 per BOE.


    General and Administrative Expenses

    General and administrative expenses increased 95.0% to $3.9 million in 1996 from $2.0 million in 1995. The Company's general and administrative expenses per BOE increased 26.8% to $1.75 in 1996 from $1.38 in 1995. The increase was due principally to expenses incurred in connection with the Company's expanded international operations in Canada and Colombia in the third and fourth quarters of 1995, and an increase in employment in its domestic offices to support anticipated future growth.


    Depletion, Depreciation and Amortization Expenses

    Depletion, depreciation and amortization expenses increased 96.4% to $5.5 million in 1996 as compared to $2.8 million in 1995. Depletion, depreciation and amortization expenses per BOE increased 26.8% to $2.46 per BOE for the year ended December 31, 1996 from $1.94 per BOE for 1995. This increase was primarily attributable to the capital costs recorded by the Company in its full cost pools during 1996 and the anticipated future development and abandonment costs to be incurred in connection with the management of its oil and gas properties.


    Other Income (Expense)

    Other income increased 167.4% to $215,000 for the year ended December 31, 1996 from $115,000 in 1995. The change was due primarily to foreign currency transaction gains of $41,000 and additional interest income of $97,000 realized in 1996.


    Interest Expense

    Interest expense increased 71.4% to $2.4 million in 1996 from $1.4 million in 1995, due principally to interest expense totaling $998,000 attributable to the Debentures, which were issued in December 1995. The average debt balance outstanding under the Company's revolving credit facility for the year ended December 31, 1996 increased 7.0% to $9.2 million as compared to an average debt balance of $8.6 million in 1995. This increase was due principally to loan proceeds used to fund the Company's acquisition and development program during 1996. The weighted average interest rate for the Company's revolving credit facility decreased to 9.0% in 1996 from 9.8% in 1995.


    Provision for Taxes on Income

    Provision for taxes on income increased 557.3% in 1996 to $3.0 million compared to $450,000 in 1995. The Company's effective tax rate for 1996 was 44.0%, a decrease from 45.1% in 1995 due to the impact of foreign tax credits.


    Net Income

    Net income  increased  594.7% to $3.8 million in 1996 from $547,000 in 1995.
This increase reflected the effects of changes in oil and gas sales, other revenues, production costs, general and administrative expenses, depletion, depreciation and amortization expenses, other income (expense), interest expense and provision for taxes on income as discussed above.



    Liquidity and Capital Resources

      The Company's auditors have included an explanatory paragraph in their opinion on the Company's 1997 financial statements to state that there is substantial doubt as to the Company's ability to continue as a going concern. The cause for inclusion of the explanatory paragraph in their opinion is the apparent lack of the Company's current ability to service its bank debt as it comes due, including $8.8 million due April 30, 1998, (See Note 8 to Consolidated Financial Statements). While the Company is attempting to address funding the current deficit, there is no assurance that it will be able to do so timely. Further, while the Company is in discussion with its primary lender to restructure its bank debt, there is no assurance that the preconditions to the intended restructuring will be met or a satisfactory restructuring accomplished. Finally, the Company has entered into a preliminary agreement to conclude a business combination, however, a definitive agreement has not as yet been reached and there is no assurance that such business combination will be consummated.

    Since 1991, the Company's strategy has emphasized growth through the acquisition of producing properties with significant development potential. The Company recently broadened its activities to include exploration drilling, enhanced recovery projects and programs to increase production efficiencies. During the past five years, the Company financed its acquisitions and other capital expenditures primarily though secured bank financing, production payment obligations, participation arrangements with joint venture partners and through the sale of Common Stock and Debentures. Working capital was provided by internally generated cash flow from operations supplemented by bank debt which was available because the Company's borrowing base was greater than loan balances. At year end 1997, the Company sold $10 million of Preferred Stock which provided approximately $2.1 million working capital after repayment of $7.0 million in short term bank debt and providing for costs associated with the sale of the Preferred Stock and attendant preparation and filing of a registration statement. The Company has a working capital deficit due principally to the near-term maturities of a portion of its bank debt, with $8.8 million due on April 30, 1998. In connection with the contemplated business combination with Omimex, the Company is in discussions with its lending bank to arrange for an extension of the April 30, 1998 loan maturities to a date following the closing of the business combination, provided that a $2 million payment is made by April 30, 1998. It is expected that the bank debt of both companies will, following the merger, be consolidated in one credit facility. Apart from these discussions, the Company is negotiating the sale of certain non-core oil and gas assets and real estate assets, the proceeds of which would be applied to reduce the bank loan and provide working capital. Further, the Company is in discussions with several investment banking firms to arrange for financing should the contemplated business combination with Omimex not be consummated.

    The Company's capital expenditure budget for 1998 is dependant upon the price for which its oil and gas is sold and upon the ability of the Company to obtain external financing. Subject to these variables, the Company has budgeted a minimum of $12 million and a maximum of $18.3 million for 1998 capital expenditures. As presently scheduled, the majority of these expenditures are to commence during the second calendar quarter and continue throughout the remainder of 1998. A significant portion of the capital expenditures budget is discretionary. Due to the decline in oil prices during the first quarter of 1998, the Company deferred certain capital programs. The Company may elect to make further deferrals of capital expenditures if oil prices remain at current levels. Capital expenditures beyond 1998 will depend upon 1998 drilling results, improved oil prices and the availability of external financing,.



    Working Capital

    The Company's working capital decreased $14.1 million in 1997 from $2.4 million at December 31, 1996 to a deficit of $11.7 million at December 31, 1997. This decrease was primarily due to the classification as a current liability of $12.3 million of long-term debt presently scheduled for repayment to the Company's principal lender during the next year. During 1997, the Company's capital expenditures did not produce expected increases in reserves, which, when coupled with the decline in oil and gas prices, reduced the amount of reserves against which the Company could borrow and the projected cash flow with which to service debt. The Company's principal credit facility is a reducing, revolving line of credit with an outstanding balance of $17.1 million at December 31, 1997. In accordance with the terms of the loan agreement, $3.5 million of this amount may be payable within the next year depending upon the value ascribed to the Company's proved oil and gas assets by the Company's principal lender, and therefore has been classified as a current liability. The Company has a reducing borrowing base term loan in the amount of $3.1 million which matures on April 30, 1998, and accordingly is classified as a current liability. On March 30, 1998, the Company and its lender amended the terms of both loans to provide for a three-month deferral of borrowing base reductions. The effect of this amendment is reflected in the amounts classified as currently payable at December 31, 1997. In addition to the two borrowing base loans, the Company has two outstanding term loans in the amounts of $3.0 million and $2.7 million that mature on April 30, 1998, and are classified as current liabilities. Nothwithstanding the maturity date of the loans, the Company is required to make principal reductions of $2.0 million on April 15, 1998, and not less than $3.0 million on June 1, 1998. The Company's Canadian subsidiary has a reducing borrowing base revolving loan that was fully advanced with an outstanding balance of $2.4 million at December 31, 1997. In accordance with the terms of that facility, $643,000 of the outstanding balance is classified as a current liability as it may be payable over the next year. A net increase of $3.9 million in accounts payable and accrued liabilities over accounts receivable and cash balances as of December 31, 1997, was due primarily to the Company's year end drilling activities and contributed to the decrease in working capital.

    In that the current maturities of the Company's bank debt are in excess of the Company's apparent ability to meet such obligations as they come due, the Company's auditors have included an explanatory paragraph in their opinion on the Company's 1997 financial statement to state that there is substantial doubt as to the Company's ability to continue as a going concern. In the past, the Company has demonstrated ability to secure capital through debt and equity placements, and believes that, if given sufficient time, it will be able to obtain the capital required to continue its operations. Further, the Company is in negotiations to divest itself of certain of its non-core oil and gas assets and possibly its real estate assets, with the proceeds of such divestitures to be applied to reduction of its bank debt. There can be no assurance that the Company will be successful in obtaining capital on favorable terms, if at all. Additionally, there can be no assurance that the assets which are the present object of the Company's divestiture efforts will be sold at prices sufficient to reduce the bank debt to levels acceptable to the bank in order to allow for a restructuring resulting in the elimination of the "Going Concern" opinion.

    The Company is taking actions to address the working capital deficit. It is in discussions with institutions to secure capital either by the placement of debt or equity. Discussions have been held with the Company's principal lender to restructure existing indebtedness to allow sufficient time for the contemplated business combination with Omimex to be concluded.

    Operating Activities

    The Company's operating activities during the year ended December 31, 1997, provided net cash flow of $15.0 million. Changes in the non-cash components of working capital were responsible for $4.6 million of this amount. Cash flows from operating activities provided net cash flow of $6.9 million in 1996.

    Investing Activities

    Investing activities during the year ended December 31, 1997, resulted in a net cash outflow of $36.2 million, which consisted principally of expenditures in the amount of $32.9 million for oil and gas property acquisition, development and exploration, and a net increase of $1.5 million in notes receivable. Investing activities during the year ended December 31, 1996 resulted in a net cash outflow of $11.9 million, which consisted primarily of oil and gas property acquisition, development and exploration expenditures in the amount of $12.2 million and a net increase of $1.1 million in notes receivable, all reduced by the receipt of a refund of $1.8 million on a certificate of deposit.

    Financing Activities

    Financing activities during the year ended December 31, 1997, which provided net cash flow of $22.0 million, consisted principally of activity on the Company's revolving credit facility and net proceeds of $9.1 million realized from the sale of Preferred Stock. Financing activities during the year ended December 31, 1996, which provided net cash flow of $5.0 million, consisted principally of activity on the Company's revolving line of credit and proceeds from the sale of the Debentures, net of related costs, in the amount of $1.4 million.

    Credit Facilities

    In September 1993, the Company established a reducing, revolving line of credit with Bank One, Texas, N.A. to provide funds for the retirement of a production note payable, the retirement of other short-term fixed rate indebtedness and for working capital. At December 31, 1997, the borrowing base under the revolving loan was $17.5 million, subject to a monthly reduction of $400,000, of which $17.4 million was outstanding.

    The Company has a second borrowing base credit facility in the face amount of $3.4 million to fund development projects in California.At December 31, 1997, the borrowing base for this facility was $3.1 million, subject to a monthly reduction of $142,000 to April 30, 1998, at which time any outstanding balance will be due and payable. At December 31, 1997, $3.1 million was outstanding. In September 1997, the Company borrowed $9.7 million from Bank One, Texas, N.A. to fund the acquisition cost of the Potash Field property. On December 31, 1997, a principal payment in the amount of $7.0 million was made, reducing the outstanding balance to $2.7 million which matures for payment on April 30, 1998.

    In November 1997, the Company secured a short term loan in the face amount of $3.0 million with Bank One, Texas, N.A. to be advanced in a series of tranches as needed to fund working capital requirements. Amounts outstanding under the loan bear interest at the rate of prime plus 3%, and mature for payment on April 30, 1998. At December 31, 1997 the loan was fully advanced.

    Pursuant to an amendment dated December 31, 1997, to the Loan Agreement with Bank One, Texas, N.A., the Company was required to make a payment of $3 million in April 1998 and a minimum payment of $3 million in June 1998 in addition to its scheduled monthly payments of principal and interest. On March 30, 1998, the Loan Agreement with Bank One, Texas, N.A. was amended to provide for a deferral of monthly reductions totaling $542,000 to the borrowing base loans for the period February to April 1998. In addition, the previous requirement for a $3 million payment due April 1, 1998, was reduced to $2 million and the payment date was extended to April 30, 1998.

    The Company's Canadian subsidiary has available a demand revolving reducing loan in the face amount of $2.8 million. The maximum principal amount available under the loan reduces at the rate of $56,000 per month. At December 31, 1997, the loan was fully advanced with an outstanding balance of $2.4 million.

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

    New Accounting Standards

    In June 1997, the Financial Standards Accounting Board issued FAS No. 130, "Reporting Comprehensive Income." FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt FAS No. 130 in 1998. Management does not believe that adoption of the statement will have a material impact on the financial statements of the Company.


    In June 1997, the Financial Accounting Standards Board issued FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." FAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that interim financial reports issued to shareholders include selected information about reporting segments. The statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt FAS No. 131 in 1998. Management does not believe that adoption of FAS No. 131 will have a material impact on the financial statements of the Company.

    Information Systems for the Year 2000

    The Company has reviewed its computer systems and software and has determined that it must replace its current integrated accounting software in order to accurately process data beginning with the year 2000. Should it not do so, the Company would be unable to properly process and report upon its own operating data, as well as information provided to it by outside sources that are "Year 2000" compliant. The Company's third-party accounting software vendor is modifying the current operating system utilized by the Company and expects to provide the modified system to the Company in the third quarter of 1998. The cost of this modification will be included in the vendor's system support contract and will not be a significant additional expense to the Company. The Company is also reviewing its other computer applications, in addition to interviewing outside parties that provide data base access, to determine that they will be "Year 2000" compliant.

Item 8. Financial Statements and Supplemental Data

The information required by this item is included herein on pages F-1 through F-38.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No information is required to be reported under this item.

                                                 PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

Item 11. Executive Compensation

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

                                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) The following documents are filed as part of this report:

     1 and 2. Financial Statements and Financial Statement Schedules: These documents are listed in the Index To Consolidated Financial Statements and Financial Statement Schedule.

         3. Exhibits:

              3(i).1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, dated August 21, 1997 (File No. 001-13880) and incorporated herein by reference)

           3(i).1(a)  Certificate of  Designations,  Preferences,  and Rights of
                      Series A Convertible Preferred Stock dated December 31, 1997 (filed as Exhibit 3(i).1(a) to the Company's Registration Statement on Form S-1, dated January 27, 1998 and incorporated herein by reference)

             3(ii).1 ByLaws of the Company (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, dated August 21, 1997 (File No. 333-34035) and incorporated herein by reference)


                 4.1  Form of Indenture  (including form of Debenture) (filed as
                      Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


                10.1 Form of Indemnification Agreement entered into with officers and directors of the Company (filed as Exhibit
                      10.1 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


                10.2  Employment   Agreement  with  Ilyas  Chaudhary  (filed  as
                      Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


                10.3  Employment  Agreement  with  Walton  C.  Vance  (filed  as
                      Exhibit 10.31 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)


                10.4 First Amendment, Letter Agreement with Bradley T. Katzung (filed as Exhibit 10.33 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)


                10.5 Second Amendment to Employment Agreement with Bradley T. Katzung*

                10.6  Employment  Agreement  with Burt Cormany (filed as Exhibit
                      10.1 to the Company's quarterly report on Form 10-QSB for the quarter ending March 31, 1997 (File No. 001-13880) and incorporated herein by reference)


                10.7 Employment Agreement with Alex Cathcart, dated March 1, 1997, (filed as Exhibit 10.38 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1997 (file No.001-13880) and incorporated herein by reference)


                10.8 Retainer Agreement with Rodney C. Hill, A Professional Corporation, dated March 16, 1997 (filed as Exhibit 10.39 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1997(File No. 001-13880) and incorporated herein by reference)


                10.9 Amendment to Retainer Agreement with Rodney C. Hill, A Professional Corporation dated March 13, 1998*


               10.10 Saba Petroleum Company 1996 Equity Incentive Plan (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8, dated August 21, 1997 (File No. 333-34035) and incorporated herein by reference)

               10.11 Saba Petroleum Company 1997 Stock Option Plan for Non-Employee Directors (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8, dated August 21, 1997 (File No. 333-34035) and incorporated herein by reference)

               10.12 First Amended and Restated Loan Agreement between the Company and Bank One, Texas, N.A. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996 (File No. 001-13880) and incorporated herein by reference)


               10.13  Amendment  Number One to First  Amended and Restated  Loan
                      Agreement between the Company and Bank One, Texas, N.A. (filed as Exhibit 10.20 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 File No. 1-12322) and incorporated herein by reference)


               10.14  Amendment  Number Two to First  Amended and Restated  Loan
                      Agreement between the Company and Bank One, Texas, N.A. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)


               10.15 Amendment Number Three to First Amended and Restated Loan Agreement between the Company and Bank One, Texas, N.A. (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)


               10.16 Amendment Number Four to First Amended and Restated Loan Agreement between the Company and Bank One, Texas, N.A. (filed as Exhibit 10 to the Company's Current Report on Form 8-K filed September 24, 1997 (File No. 001-13880) and incorporated herein by reference)


               10.17 Corrections relating to Second Amendment dated August 28, 1997, and Fourth Amendment dated September 9, 1997 to the First Amended and Restated Loan Agreement between the Company and Bank One, Texas, N.A. (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)


               10.18 Amendment Number Five to First Amended and Restated Loan Agreement between the Company and Bank One, Texas, N.A. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)


               10.19 Consent Letter to Preferred Stock Transaction by Bank One, Texas, N.A. dated December 31, 1997 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)


               10.20 Amendment of the First Amended and Restated Loan Agreement between the Company and Bank One, Texas, N.A., dated December 31, 1997 (filed as Exhibit 10.3 to Saba's Report Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)


               10.21 Amendment Number Seven to First Amended and Restated Loan Agreement between the Company and Bank One,
                      Texas, N.A.*


               10.22 Stock Purchase Agreement (filed as an exhibit to the Company's Current Report on Form 8-K dated January 10, 1995 (File No. 1-12322) and incorporated herein by reference)


               10.23 Processing Agreement between Santa Maria Refining Company and Petro Source Refining Corporation (filed as Exhibit
                      10.6 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


               10.24 Agreement among Saba Petroleum Company, Omimex de Colombia, Ltd. and Texas Petroleum Company to acquire Teca and Nare fields (filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


               10.25 Agreement among Saba Petroleum Company, Omimex de Colombia, Ltd. and Texas Petroleum Company to acquire Cocorna Field (filed as Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


               10.26 Agreement among Saba Petroleum Company and Cabot Oil and Gas Corporation to acquire Cabot Properties (filed as
                      Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


               10.27  Agreement  among  Saba  Petroleum  Company,   Beaver  Lake
                      Resources Corporation and Capco Resource Properties Ltd.
                     (filed  as  Exhibit  10.10  to the  Company's  Registration
                      Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


               10.28 Amendment to Agreement among the Company, Omimex de Colombia, Ltd. and Texas Petroleum Company to acquire the Teca and Nare fields (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated September 14, 1995 (File No. 1-12322) and incorporated herein by reference)


               10.29 Promissory Notes of the Company (filed as Exhibit 10.13 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


               10.30  CRI Stock Purchase Termination Agreement (filed as Exhibit
                      10.14 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


               10.31 Form of Common Stock Conversion Agreement between Capco and the Company (filed as Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference).


               10.32 Form of Agreement regarding exercise of preemptive rights between Capco and the Company (filed as Exhibit 10.16 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


               10.33 Letter Agreement, as amended, between Omimex de Colombia, Ltd. and the Company (filed as Exhibit 10.17 to the Company's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)


               10.34 Promissory Note of Mr. Chaudhary (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996 (File No. 001-13880) and incorporated herein by reference)


               10.35 Form of Stock Option Agreements between Mr. Chaudhary and Messrs. Hickey and Barker (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996 (File No. 001-13880) and incorporated herein by reference)


               10.36 Form of Stock Option Termination Agreements between the Company and Messrs. Hagler and Richards (filed as Exhibit
                      10.4 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996 (File No. 001-13880) and incorporated by reference)

               10.37 Agreement Minutes concerning Colombia oil sales contract between Omimex as operator and Ecopetrol (filed as Exhibit10.21 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

               10.38 Operating Agreement between Omimex and Sabacol-Velasquez property (filed as Exhibit 10.22 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

               10.39 Operating Agreement between Omimex and Sabacol-Cocorna and Nare properties (filed as Exhibit 10.23 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

               10.40 Operating Agreement between Omimex and Sabacol-Velasquez-Galan Pipeline (filed as Exhibit 10.24 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

               10.41 Operating Agreement between Omimex and Sabacol-Cocorna Concession property (filed as Exhibit 10.25 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

               10.42 Life insurance contract on life of Ilyas Chaudhary (filed as Exhibit 10.26 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

               10.43 Life insurance contract on life of Ilyas Chaudhary (filed as Exhibit 10.27 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

               10.44 Agreement for Assignment of Leases between the Company and Geo Petroleum, Inc. (filed as an exhibit to the Company's amended annual report on Form 10-KSB/A for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

               10.45 Amendment to Agreement for Assignment of Leases between the Company and Geo Petroleum, Inc.*


               10.46 Agreement to Provide Collateral between Capco and Saba Petroleum Company (filed as Exhibit 10.29 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

               10.47 Purchase and Sale Agreement between DuBose Ventures, Inc., Rockbridge Oil & Gas, Inc., Saba Energy of Texas, Incorporated and Energy Asset Management Corporation to acquire properties in Jefferson Parish, LA (filed as Exhibit 10.30 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

              10.48 Beaver Lake Resources Corporation March 1997 Re-Financing Agreement (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ending March 31,1997 (File No. 001-13880) and incorporated herein by reference)


               10.49 Production Sharing Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Nagara(Pertamina) and Saba Jatiluhur Limited (filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)


               10.50 Agreements among the Company, Amerada Hess Corporation and Hamar Associates II, LLC dated November 1, 1997*


               10.51 Agreements among the Company, Chevron U.S.A. Production Company and Nahama Natural Gas*

               10.52 Exchange Agreement between the Company and Energy Asset Management Company, L.L.C. dated March 6, 1998*


               10.53 Office Lease Agreement, 3201 Airpark Drive, Santa Maria, California (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ending March 31,1997 (File No. 001-13880) and incorporated herein by reference)

               10.54 Office Lease Agreement, 17526 Von Karman Avenue, Irvine, California*


               10.55 Purchase and Sale Agreement between the Company and Statoil Exploration (US) Inc.dated August 19, 1997 (filed as an exhibit to the Company's Current Report on Form 8-K dated September 24, 1997 (File No. 001-13880) and incorporated herein by reference)



               10.56 Securities Purchase Agreement dated December 31, 1997 (filed as Exhibit 10.1 to Saba's Report Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)

               10.57 Registration Rights Agreement dated as of December 31, 1997(filed as Exhibit 3(I).1(a) to the Company's Registration Statement on Form S-1, dated January 27, 1998 and incorporated herein by reference)

               10.58 Stock Purchase Warrant (Closing Warrant) dated December 31, 1997(filed as Exhibit 3(I).1(a) to the Company's Registration Statement on Form S-1, dated January 27, 1998 and incorporated herein by reference)

              10.59 Stock Purchase Warrant (Redemption Warrant) dated December 31, 1997(filed as Exhibit 3(I).1(a) to the Company's Registration Statement on Form S-1, dated January 27, 1998 and incorporated herein by reference)

              10.60   Finder Agreement dated as of December 31, 1997*


              10.61 Stock Purchase Warrant (Finder Warrant) dated as of December 31, 1997*


              10.62 Preliminary Agreement To Enter Into A Business Combination dated March 18, 1998 by and among the Company and Omimex Resources, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 30, 1998 (File No. 001-13880) and incorporated herein by reference)

              10.63 Press Release announcing the Proposed Combination between the Company and Omimex Resources, Inc. dated March 18, 1998 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 30, 1998 (File No. 001-13880) and incorporated herein by reference)


                11.1  Computation of Earnings per Common Share*


                16.1 Letter from Jackson & Rhodes P.C. to the Company (filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 1-12322) and incorporated herein by reference)


                21.1 Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 dated January 21, 1998 and incorporated herein by reference)


                23.1 Consent of Coopers & Lybrand L.L.P. (Los Angeles, California)*


                23.2  Consent of Netherland, Sewell & Associates, Inc.*


                23.3  Consent of Sproule Associates Limited*


                27.1  Financial Data Schedule*


* Filed herewith



(b)       Reports on Form 8-K:
         The Company filed an amended current Report as Item 2 on Form 8-K/A on October 7, 1997 during the last quarter of the Company's fiscal year.

                                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Santa Maria, State of California, on the 15th day of April, 1998.

Date: April 15, 1998                                 SABA PETROLEUM COMPANY
      ------------------------------
                                  (Registrant)

                                                     By:

                                 Ilyas Chaudhary
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 15th day of April, 1998, on behalf of the Registrant in the capacities indicated:

Signature                                            Title


/s/                                                  Chairman, Chief Executive Officer
   Ilyas Chaudhary                                   and Director


/s/                                                   Chief Financial Officer, Vice President,
   Walton C. Vance                                   Secretary and Director


/s/                                                  Director
   Alex S. Cathcart


/s/                                                   Director
   Rodney C. Hill


/s/                                                  Director
   Faysal Sohail


/s/                                                  Director
   Ron Ormand


/s/                                                  Director
   William N. Hagler


Mr. Ilyas Chaudhary
Saba Petroleum Company
Page number 2
March 24, 1998

                                                                                                            F-2
                                                                                          SABA PETROLEUM COMPANY AND SUBSIDIARIES
                                                                                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                             AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants                                                       F-2

Consolidated Balance Sheets as of
December 31, 1996 and 1997                                                              F-3

Consolidated Statements of Income,
years ended December 31, 1995, 1996 and 1997                                            F-4

Consolidated Statements of Stockholders'
Equity, years ended December 31, 1995, 1996 and 1997                                    F-5

Consolidated Statements of Cash Flows,
years ended December 31, 1995, 1996 and 1997                                            F-6

Notes to Consolidated Financial Statements                                              F-7

Supplemental Information About Oil and
Gas Producing Activities (unaudited)                                                    F-31





Supporting Financial Statement Schedule:

         Report of Independent Accountants                                              F-37

         Schedule II - Valuation and Qualifying Accounts,
         years ended December 31, 1995, 1996 and 1997                                   F-38

     Schedules other than that listed above have been omitted since they are either not required, are not applicable or the required information is included in the footnotes to the financial statements.

     REPORT OF INDEPENDENT ACCOUNTANTS To the Board of Directors Saba Petroleum Company We have audited the accompanying consolidated balance sheets of Saba Petroleum Company and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Petroleum Company and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's near term liquidity may not be sufficient to satisfy their short term obligations, which raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. COOPERS & LYBRAND L.L.P. Los Angeles, California April 15, 1998


                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1997
               The accompanying notes are an integral part of these consolidated financial statements
                                                                                                        F-6

                                                                             1996                       1997
                                                                             ----                       ----
ASSETS
Current assets:
   Cash and cash equivalents                                                              $       $         1,507,641
                                                                                    734,036
   Accounts receivable, net of allowance for doubtful
         accounts of $65,000 (1996) and $69,000 (1997).                           7,361,326                 6,459,074
   Other current assets                                                           3,485,924                 4,589,501
                                                                    ------------------------    ----------------------
                                                                    ------------------------    ----------------------
          Total current assets                                                   11,581,286                12,556,216
                                                                    ------------------------    ----------------------
                                                                    ------------------------    ----------------------
Property and equipment (Note 8):
   Oil and gas properties (full cost method)                                     44,494,387                76,562,279
   Land                                                                           1,888,578                 2,685,605
   Plant and equipment                                                            3,799,307                 5,682,800
                                                                    ------------------------    ----------------------
                                                                    ------------------------    ----------------------
                                                                                 50,182,272                84,930,684
   Less accumulated depletion and depreciation                                 (15,323,780)              (22,325,276)
                                                                    ------------------------    ----------------------
                                                                    ------------------------    ----------------------
          Total property and equipment                                                                     62,605,408
                                                                                 34,858,492
                                                                    ------------------------    ----------------------
                                                                    ------------------------    ----------------------
Other assets:
   Deposits on properties                                                            42,529
                                                                                                                    -
   Notes receivable, less current portion                                           936,257                 1,385,092
   Deferred financing costs                                                       1,123,250                   553,030
   Due from affiliates                                                              103,559                   235,608
   Deposits and other                                                               471,513                   321,592
                                                                    ------------------------    ----------------------
                                                                    ------------------------    ----------------------
          Total other assets                                                      2,677,108                 2,495,322
                                                                    ------------------------    ----------------------
                                                                    ========================    ======================
                                                                      $          49,116,886        $       77,656,946
                                                                    ========================    ======================

                                                                    ========================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                               $        $       10,104,519
                                                                                  5,377,137
   Income taxes payable                                                           1,981,064                   733,887
   Current portion of long-term debt                                              1,805,556                13,441,542
                                                                    ------------------------    ----------------------
                                                                    ------------------------    ----------------------
          Total current liabilities                                                                        24,279,948
                                                                                  9,163,757
                                                                    ------------------------    ----------------------
                                                                    ------------------------    ----------------------

Long-term debt, net of current portion                                           20,811,980                19,609,855
Other liabilities                                                                   108,295                    78,069
Deferred taxes                                                                      590,285                   784,930
Minority interest in consolidated subsidiary                                        727,359                   752,570
Preferred stock - $.001 par value, authorized
       50,000,000 shares;  issued and outstanding
       10,000 (1997) shares                                                                                 8,511,450
                                                                                          -
Commitments and contingencies (Note 15) Stockholders' equity:
   Common stock - $.001 par value, authorized
        150,000,000 shares; issued and outstanding
        10,081,026 (1996) and 10,883,908 (1997) shares                               10,081                    10,884
   Capital in excess of par value                                                12,891,002                17,321,680
   Retained earnings                                                              4,802,845                 7,200,292
   Deferred compensation                                                                                    (803,000)
                                                                                          -
   Cumulative translation adjustment                                                 11,282                  (89,732)
                                                                    ------------------------    ----------------------
                                                                    ------------------------    ----------------------
          Total stockholders' equity                                                                       23,640,124
                                                                                 17,715,210
                                                                    ------------------------    ----------------------
                                                                    ========================    ======================
                                                                      $          49,116,886        $       77,656,946
                                                                    ========================    ======================



                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                  Years ended December 31, 1995, 1996 and 1997
                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1995, 1996 and 1997


                                                              1995                 1996                  1997
                                                              ----                 ----                  ----
Revenues:
   Oil and gas sales                                       $   16,941,247         $ 31,520,757         $  33,969,151
   Other                                                          753,008            1,681,587             2,026,611
                                                       -------------------   ------------------   -------------------
                                                       -------------------   ------------------   -------------------
            Total revenues                                     17,694,255           33,202,344            35,995,762
                                                       -------------------   ------------------   -------------------
                                                       -------------------   ------------------   -------------------

Expenses:
   Production costs                                            10,561,552           14,604,291            16,607,027
   General and administrative                                   2,005,192            3,919,435             5,124,771
   Depletion, depreciation and amortization                     2,826,684            5,527,418             7,264,956
                                                       -------------------   ------------------   -------------------
                                                       -------------------   ------------------   -------------------
            Total  expenses                                    15,393,428           24,051,144            28,996,754
                                                       -------------------   ------------------   -------------------
                                                       -------------------   ------------------   -------------------

Operating income                                                2,300,827            9,151,200             6,999,008
                                                       -------------------   ------------------   -------------------
                                                       -------------------   ------------------   -------------------

Other income (expense):
   Interest income                                                 16,924              114,302               165,949
   Other                                                         (26,614)               92,149             (535,426)
   Interest expense, net of interest capitalized
   of  $27,369 (1995)                                         (1,364,110)          (2,401,856)           (2,304,517)

   Gain on issuance of shares of subsidiary                       124,773                8,305                 4,036
                                                       -------------------   ------------------   -------------------
                                                       -------------------   ------------------   -------------------
                 Total other income (expense)                 (1,249,027)          (2,187,100)           (2,669,958)
                                                       -------------------   ------------------   -------------------
                                                       -------------------   ------------------   -------------------

            Income before income taxes                          1,051,800            6,964,100             4,329,050

Provision for taxes on income                                   (449,636)          (2,957,983)           (1,875,720)
Minority interest in earnings
        of consolidated subsidiary                               (55,632)            (241,401)              (55,883)
                                                       -------------------   ------------------   -------------------
                                                       -------------------   ------------------   -------------------

            Net income                                   $        546,532        $   3,764,716        $    2,397,447
                                                       ===================   ==================   ===================
                                                       ===================   ==================   ===================

Net earnings per common share:
   Basic                                                                $                    $                     $
                                                                     0.07                 0.43                  0.23
   Diluted                                                              $                    $                     $
                                                                     0.06                 0.37                  0.22

Weighted average common shares outstanding:
   Basic                                                        8,327,495            8,803,941            10,649,766
   Diluted                                                      8,699,233           11,825,453            12,000,940


                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1995, 1996 and 1997

                       Common Stock           Capital In     Cumulative       Unearned        Retained         Total
                                                Excess      Translation     Compensation      Earnings     Stockholders'
                    Shares       Amount      Of Par Value    Adjustment                                       Equity
                  ------------  ----------  --------------- -------------  ---------------   ------------ ----------------
                  ------------  ----------  --------------- -------------  ---------------   ------------ ----------------
Balance at
December 31, 1994   8,238,514    $  8,238      $ 5,764,219      $ -              $ -           $ 510,870      $ 6,283,327
    Minority
interest in                                                                                     (19,273)         (19,273)
subsidiary
    Exercise of                                                                                                   189,583
options               116,666         117          189,466
    Issuance of
Common Stock for       24,000          24           25,476                                                         25,500
compensation
    Issuance of
Common Stock          150,000         150          599,850                                                        600,000
    Cumulative
translation                                                       22,480                                           22,480
adjustment
    Unearned
compensation                                                                      (8,500)                         (8,500)
    Contributed
surplus                                            208,600                                                        208,600
    Net income
                                                                                                 546,532          546,532
                  ------------  ----------  --------------- -------------  ---------------   ------------ ----------------
                  ------------  ----------  --------------- -------------  ---------------   ------------ ----------------
Balance at
December 31, 1995   8,529,180       8,529        6,787,611        22,480          (8,500)      1,038,129        7,848,249
    Issuance and
exercise of           118,000         118          646,982                                                        647,100
options
    Issuance of
Common Stock           14,000          14           41,986                                                         42,000
    Cumulative
translation                                                     (11,198)                                         (11,198)
adjustment
    Unearned
compensation                                                                        8,500                           8,500
    Debenture
conversions         1,419,846       1,420        5,414,423                                                      5,415,843
    Net income
                                                                                               3,764,716        3,764,716
                  ------------  ----------  --------------- -------------  ---------------   ------------ ----------------
                  ------------  ----------  --------------- -------------  ---------------   ------------ ----------------
Balance at
December 31, 1996  10,081,026      10,081       12,891,002        11,282                -      4,802,845       17,715,210
    Issuance and                                                                (803,000)
exercise of           154,000         154        1,409,842                                                        606,996
options
    Issuance of
warrants                                           622,000                                                        622,000
    Cumulative
translation
adjustments
    Debenture
conversions           648,882         649        2,398,836                                                      2,399,485
    Net income                                                                                 2,397,447        2,397,447
                  ------------  --------------------------- -------------  ---------------   ------------ ----------------
                  ============  ==========--=============== =============  ===============   ============ ================
Balance at
December 31, 1997  10,883,908    $ 10,884      $17,321,680    $ (89,732)      $ (803,000)                    $ 23,640,124
                                                                                              $7,200,292
                  ============  ==========  =============== =============  ===============   ============ ================



                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1996 and 1997

                                                                  1995                  1996                 1997
                                                                  ----                  ----                 ----
Cash flows from operating activities:
   Net income                                                 $      546,532          $    3,764,716       $  2,397,447
   Adjustments to reconcile net income to net cash
      provided by operations:
        Depletion, depreciation and amortization                   2,826,684               5,527,418          7,264,956
         Write off of property screening costs                     -                      -                     254,937
        Amortization of unearned compensation                         17,000                   8,500           -
        Deferred tax provision (benefit)                            (39,000)                 366,389            248,645
        Compensation expense attributable to
           non-employee option                                      -                         91,600            106,000
        Minority interest in earnings of                              55,632                 241,403             55,883
consolidated
            subsidiary
        Gain on issuance of shares of subsidiary                   (124,773)                 (8,305)            (4,036)
        Changes in:
             Accounts receivable                                 (1,999,984)             (2,919,287)            859,286
             Other assets                                        (2,452,503)               (572,233)           (24,304)
             Accounts payable and accrued liabilities              2,396,976               (237,328)          4,768,747
             Income taxes payable and other liabilities              509,343                 650,644          (973,681)
                                                            -----------------    --------------------  -----------------
                                                            -----------------    --------------------  -----------------
             Net cash provided by operating activities             1,735,907               6,913,517         14,953,880
                                                            -----------------    --------------------  -----------------
                                                            -----------------    --------------------  -----------------
Cash flows from investing activities:
   Deposit (purchase) of restricted certificate of               (1,750,000)               1,750,000                  -
             deposit
   Expenditures for oil and gas properties                      (12,807,412)            (12,171,392)       (32,874,800)
   Expenditures for equipment, net                               (2,660,120)               (585,893)        (2,039,234)
   Proceeds from sale of oil and gas properties                      157,933                 256,646            234,141
   Increase in notes receivable                                     -                    (1,172,639)        (2,114,953)
   Proceeds from notes receivable                                    302,968                  67,384            629,109
                                                            -----------------    --------------------  -----------------
                                                            -----------------    --------------------  -----------------
             Net cash used in investing activities              (16,756,631)            (11,855,894)       (36,165,737)
                                                            -----------------    --------------------  -----------------
                                                            -----------------    --------------------  -----------------
Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                 34,814,900              17,085,315         28,725,454
   Principal payments on notes payable and
      long-term debt                                            (19,136,299)            (12,296,839)       (15,972,780)
   Increase in deferred financing costs                          (1,854,421)               (165,777)
                                                                                                                      -
   Net change in accounts with affiliated companies                 (47,120)                (21,251)          (131,562)
   Net proceeds from exercise of options and
       issuance of  common stock                                     789,583                 422,500            227,500
   Proceeds from issuance of preferred stock, net                   -                     -                   8,511,450
   Issuance of warrants                                             -                     -                     622,000
   Increase in contributed surplus                                                        -                    -
                                                                     208,600
   Capital subscription of minority interest                          74,778                  12,805              8,535
                                                            -----------------    --------------------  -----------------
                                                            -----------------    --------------------  -----------------
            Net cash provided by financing activities             14,850,021               5,036,753         21,990,597
                                                            -----------------    --------------------  -----------------
                                                            -----------------    --------------------  -----------------
Effect of exchange rate changes on cash
     and cash equivalents                                             12,006                   (627)            (5,135)
                                                            -----------------    --------------------  -----------------
                                                            -----------------    --------------------  -----------------
Net increase (decrease) in cash and cash equivalents               (158,697)                  93,749            773,605
Cash and cash equivalents at beginning of year                       798,984                 640,287            734,036
                                                            -----------------    --------------------  -----------------
                                                            =================    ====================  =================
Cash and cash equivalents at end of year                      $      640,287         $       734,036      $   1,507,641
                                                            =================    ====================  =================


6
SABA PETROLEUM COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-35

     1. Description of Business and Summary of Significant Accounting Policies General Saba Petroleum Company ("Saba" or the "Company") is a Delaware corporation formed in 1979 as a natural resources company. Saba is an international oil and gas producer with principal producing properties located in the continental United States, Canada and Colombia. Until 1994, all of the Company's principal assets were located in the United States. In 1994 and 1995, the Company acquired interests in producing properties in Canada and Colombia. For the years ended December 31, 1996 and 1997, approximately 50.4% and 38.3% of the Company's gross revenues from oil and gas production were derived from its international operations. Saba's principal United States oil and gas producing properties are located in California, Louisiana, Michigan, New Mexico and Wyoming. As of December 31, 1997, 53.8 % of the Company's outstanding Common Stock is owned directly, or indirectly, by the Company's Chief Executive Officer.

     Management's Plans The Company's financial statements for the year ended December 31, 1997 have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a working capital deficit of $11.7 million at December 31, 1997, due principally to the classification of $12.3 million of long-term debt presently scheduled for repayment to the Company's principal lender during the next year. The Company is in a capital intensive business, and during 1997, the Company's capital expenditures for drilling activities did not produce expected increases in proved oil and gas reserves, which, when coupled with the decline in oil and gas prices, reduced the quantity of proved reserves against which the Company could borrow and the projected cash flow with which to service debt. The Company's immediate needs for capital will intensify should the Company be successful in one or more of the exploratory projects it is undertaking, in that the Company will incur additional capital expenditures to drill more wells and create transportation and marketing infrastructure. Major exploratory projects often require substantial capital investments and a significant amount of time before generating revenue. The Company's exploratory prospect in Indonesia requires a three-year work commitment of $17.0 million. The Company is in negotiation with several potential joint venture partners to participate in this project.

     The Company is taking action to satisfy its working capital requirements. It has retained investment banking counsel to advise it on such matters as asset divestitures and a proposed business combination (see footnote 17). It is in discussions with institutions to secure capital either by the placement of debt or equity. Discussions have been held with the Company's principal lender to restructure existing indebtedness to allow sufficient time for the contemplated business combination to be concluded. The Company is also in negotiations for the disposition of non-core oil and gas assets and possibly the sale of real estate assets. The proceeds of such sales, should they be concluded, would be applied to the reduction of bank debt. Management believes that should such asset divestitures be timely concluded short term obligations to the bank will be satisfied to the extent that the remainder of debt will be restructured to significantly reduce the working capital deficit.

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

      Fair Value of Financial Instruments

     Cash and Cash Equivalents - The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments. Other Financial Instruments - The Company does not hold or issue financial instruments for trading purposes. The Company's financial instruments consist of notes receivable and long-term debt. The fair value of the Company's notes receivable and long-term debt, excluding the Debentures, is estimated based on current rates offered to the Company for similar issues of the same remaining maturates. The fair value of the Debentures is based on quoted market prices. Derivative Instruments - The Company does not utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks. The fair value of the Company's notes receivable and long-term debt, excluding the Debentures, at December 31, 1996 and 1997 approximates carrying value. The carrying value and fair value of the Debentures at December 31, 1996 and 1997 are as follows:


                                                 1996                                   1997
                                         ------------------------------------    --------------------------------------
                                         ------------------------------------    --------------------------------------

                                            Carrying Value      Fair Value         Carrying Value       Fair Value
              9% convertible
               senior subordinated
               Debentures-due 2005            $6,438,000       $36,374,700           $3,599,000         $6,298,250


     The fair value of the Debentures at March 31, 1998 was $3,059,150.

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

     Depletion of the capitalized costs of oil and gas properties, including estimated future development, site restoration, dismantlement and abandonment costs, net of estimated salvage values, is provided using the equivalent unit-production method based upon estimates of proved oil and gas reserves and production which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted.

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


      Plant and Equipment

     Plant, consisting of an asphalt refining facility, is stated at the acquisition price of $500,000 plus the cost to refurbish the equipment. Depreciation is calculated using the straight-line method over its estimated useful life. Equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the equipment, ranging from three to fifteen years. Depreciation expense in the years ended December 31, 1995, 1996 and 1997 was $155,900, $293,245 and $477,239,
     respectively. Normal repairs and maintenance are charged to expense as incurred. Upon disposition of plant and equipment, any resultant gain or loss is recognized in current operations.

     Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life.

     The implementation in 1995 of Statement of Financial Accounting ("SFAS") No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of," has had no impact on the financial statements.


      Deferred Financing Costs

     The costs related to the issuance of debt are capitalized and amortized using the effective interest method over the original terms of the related debt. At December 31, 1997, the Company had unamortized costs in the amount of $42,837 and $507,202, net of accumulated amortization of $256,500 and $1,495,090, relating to its bank credit facilities and Debentures, respectively. Amortization expense in 1995, 1996 and 1997 was $63,600, $241,827 and $134,598, respectively.


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

      Earnings per Common Share

     Basic earnings per common share are based on the weighted average number of shares outstanding during each year. The calculation of diluted earnings per common share includes, when their effect is dilutive, certain shares subject to stock options and additionally assumes the conversion of the 9% convertible senior subordinated Debentures due December 15, 2005, using the conversion price of $4.38 per common share.

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

2.       Acquisitions

     In September 1995, the Company acquired a 25% interest in the Teca and Nare oil fields ("Teca/Nare Fields") and a 50% interest in the Velasquez-Galan pipeline, all of which are located in Colombia, South America. The
     Company's gross acquisition cost for the acquired interests was $12.25 million, which was reduced by the Company's share of net revenue credits from the properties from the effective date of January 1, 1995 to the closing date ($3.95 million), leaving a net purchase price of $8.3 million. In addition, the Company assumed an oil imbalance obligation of approximately $1.25 million at the closing date. In December 1995, the Company acquired a 50% interest in the Cocorna oil field in Colombia at a net acquisition cost of $533,000. In connection with the acquisition of the Teca/Nare Fields, the Colombia government owned oil company (Ecopetrol) required that Omimex, the operator of the properties, obtain a letter of credit for the benefit of Ecopetrol in the amount of $3.5 million to secure payments due third party vendors at the Teca/Nare Fields. Such letter of credit was issued in November 1995. In connection with the issuance of the letter of credit, Omimex required that the Company pledge collateral consisting of a $1.75 million certificate of deposit. The letter of credit expired by its own terms in 1996 and the collateral was returned to the Company.

     The acquisition cost of the properties has been assigned to various accounts in the accompanying balance sheet (primarily oil and gas properties), and the results of operations of the properties are included in the accompanying financial statements from the respective dates of acquisition of each property.

     The following unaudited proforma financial information presents the results of operations of the Company as if the acquisitions had occurred as of the beginning of 1995. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the properties been acquired at the beginning of the period.


                                                                                Year Ended
                                                                               December 31,
                                                                                      1995
                                                                                 (unaudited)

                             Total revenues                                               $27,677,526

                             Total operating expenses, including general and
                             administrative and depletion, depreciation and
                             amortization                                                 (20,036,052)

                             Interest expense                                              (1,984,594)

                             Other income (expense)                                            (9,690)
                                                                                ----------------------

                             Income before income taxes                                     5,647,190

                             Provision for taxes on income                                  2,767,123
                                                                                ----------------------

                             Net income                                                  $  2,880,067
                                                                                ======================

                             Net earnings per common share (basic)                           $   0.33
                                                                                ======================



     The following unaudited summary of gross revenue and direct operating expenses of the acquired properties for the nine month period ended September 30, 1995 includes all adjustments (consisting of normal recurring accruals only) which management considers necessary to present fairly the gross revenues and direct operating expenses of the acquired properties for the nine months ended September 30, 1995.


                                                                                 Nine Months
                                                                                    Ended
                                                                                September 30,
                                                                                    1995
                                                                                 (unaudited)

                         Gross Revenues:
                         Sales of oil                                           $      8,871,288
                         Pipeline revenues                                             1,516,876
                                                                             --------------------
                         Total gross revenues                                         10,388,164
                                                                             --------------------

                         Direct operating expenses:
                         Operating expenses (1)                                        2,537,423
                         Pipeline operating expenses (1)                                 990,054
                         Production and other taxes (2)                                  474,211
                                                                             --------------------
                                                                             --------------------
                         Total direct operating expenses                               4,001,688
                                                                             --------------------
                         Excess of gross revenues over
                         direct operating expenses                              $      6,386,476
                                                                             ====================
                         --------------------------

                         (1) Excludes depreciation, depletion and amortization expenses. (2) Includes war and pipeline transportation taxes; does not include provision for income taxes.



     In October 1995, all of the issued shares of Capco Resource Properties Ltd. ("CRPL"), the Company's 100% owned subsidiary, were exchanged for
     13,437,322 voting common shares of Beaver Lake Resources Corporation ("BLRC"), a publicly traded corporation located in Alberta, Canada.

     The net assets of BLRC were deemed to be acquired at their net book value (which approximated fair market value) at the date of acquisition.
    Net assets acquired were as follows:

                                Working capital deficiency                      $ (105,981)

                                Oil and gas properties                               316,420
                                                                            ------------------

                                                                                $   210,439
                                                                            ==================

     On the same date as the share exchange with the Company, BLRC acquired interests in certain oil and gas properties in exchange for 1,443,204 shares of its common stock. Property interests of $399,527 were acquired and production notes receivable in the amount of $157,311 were deemed to be paid.

     In addition, as part of a private placement of 1,200,000 shares in 1995, the Company purchased 1,000,000 common shares of BLRC at a cost of approximately $370,000. In 1996 and 1997, BLRC issued 35,000 shares and 23,010 shares, respectively, of common stock to minority shareholders. As a result of these transactions, the Company owned 74.2% of the outstanding common stock of BLRC at December 31, 1997.

     The sales of shares of common stock by the subsidiary resulted in net gains in 1995, 1996 and 1997 of $124,773, $8,305 and $4,036, respectively, which the Company has reported in current operations. Deferred income taxes have not been recorded in conjunction with these transactions as the Company plans to maintain a majority ownership position in the subsidiary.

    3.   Notes Receivable

     Notes  receivable  are  comprised of the following at December 31, 1996 and
     1997:
                                                                                              1996                1997
                                                                                          ------------        ------------
     Canadian  prime plus 0.75% (6.75% at December 31,  1997)  production  notes receivable,  with interest paid currently,  collateralized by producing oil
     and
     gas properties                                                                     $      120,385      $       65,012
     Prime plus 0.75% (9.25% at December 31, 1997) promissory note from an officer of the Company with quarterly interest only  installments,  due October 31,
     1998,  collateralized  by vested stock options to purchase the Common Stock of the
     Company                                                                                   300,000             283,742
     Prime plus 0.75% (9.25% at December 31, 1997) note receivable from joint venture partner with principal  payments  through October 2000 and interest payments at the end of twenty-four and forty-eight  months,  collateralized by
     producing oil and gas properties                                                          739,206             414,205
     9% note receivable from affiliated company, with principal and interest due in full on December 31, 1998, collateralized by the Chief Executive Officer's
     vested but unexercised options to purchase the Common Stock of the Company                101,667             101,667
     11.5% note  receivable  from a joint venture  partner,  with  principal and interest
     payments through June , 2002 collateralized by producing oil and gas properties                 -           1,737,554
     10%  note  receivable  from  unaffiliated   companies  due  on  demand  and
     collateralized by personal guarantees from the borrowers' Chief Executive
     Officers                                                                                        -             175,000
     Other                                                                                      79,917              43,940
                                                                                          ------------        ------------
                                                                                             1,341,175           2,821,120
     Less current portion (included in other current assets)                                   404,918           1,436,028
                                                                                          ============        ============
                                                                                        $      936,257      $    1,385,092
                                                                                          ============        ============


4.        Oil and Gas Properties, Land, Plant and Equipment

Oil and gas properties, land, plant and equipment at December 31, 1996 and 1997 are as follows:

December 31, 1996                           United
Oil and gas properties                      States               Canada           Colombia               Total
Unevaluated oil and gas
  Properties                             $       843,351           -        $         -       $              $843,351


Proved oil and gas properties                 29,933,734           4,999,809         8,717,493             43,651,036
                                       ------------------   -----------------  ----------------    -------------------
      Total capitalized costs                 30,777,085           4,999,809         8,717,493             44,494,387

Less accumulated depletion
   And depreciation                           11,038,022             824,752         2,921,559             14,784,333
                                       ==================   =================  ================    ===================
      Capitalized costs, net               $  19,739,063        $  4,175,057       $ 5,795,934        $    29,710,054
                                       ==================   =================  ================    ===================

Other property and equipment
Land                                      $    1,583,344           $-             $    305,234       $      1,888,578


Plant and equipment                            2,222,464              69,081         1,507,762              3,799,307
                                       ------------------   -----------------  ----------------    -------------------
                                               3,805,808              69,081         1,812,996              5,687,885

Less accumulated depreciation                    337,816              26,874           174,757                539,447
                                       ------------------   -----------------  ----------------    -------------------
                                       ==================   =================  ================    ===================
                                          $    3,467,992      $       42,207       $ 1,638,239       $      5,148,438
                                       ==================   =================  ================    ===================

December 31, 1997
Oil and gas properties
Unevaluated oil and gas
  Properties                              $    5,555,350         $      -          $     -           $      5,555,350

Proved oil and gas properties                 53,107,650           7,770,588        10,128,691             71,006,929
                                       ------------------   -----------------  ----------------    -------------------
      Total capitalized costs                 58,663,000           7,770,588        10,128,691             76,562,279

Less accumulated depletion
   And depreciation                           15,489,222           1,265,331         4,550,919             21,305,472
                                                                                                   -------------------
                                       ==================   =================  ================    ===================
      Capitalized costs, net               $  43,173,778        $  6,505,257       $ 5,577,772        $    55,256,807
                                       ==================   =================  ================    ===================

Other property and equipment
Land                                      $    2,380,371       $       -          $    305,234       $      2,685,605

Plant and equipment                            3,799,515              81,200         1,802,085              5,682,800
                                       ------------------   -----------------  ----------------    -------------------
                                               6,179,886              81,200         2,107,319              8,368,405

Less accumulated depreciation                    634,225              43,416           342,163              1,019,804
                                       ------------------   -----------------  ----------------    -------------------
                                       ==================   =================  ================    ===================
                                          $    5,545,661      $       37,784       $ 1,765,156       $      7,348,601
                                       ==================   =================  ================    ===================


     At December 31, 1997, plant and equipment and accumulated depreciation included $620,248 and $ 73,972, respectively, for assets acquired under capital leases.

     Costs incurred in oil and gas property acquisition, exploration, and development activities are as follows:

                                                      United
                                                      States            Canada            Colombia               Total
                 December 31, 1996
                 Exploration                     $     1,832,579   $      150,262    $       -            $       1,982,841
                 Development                           5,572,690          734,269            -                    6,306,959
                 Acquisition of proved
                    properties                         3,149,644          257,717             474,231             3,881,592
                                                   --------------    --------------    ----------------     -----------------
                       Total costs incurred      $    10,554,913   $    1,142,248    $        474,231     $      12,171,392
                                                   ==============    ==============    ================     =================
                                                   ==============    ==============    ================     =================




                 December 31, 1997
                 Exploration                     $     5,581,637   $    2,082,419    $              -     $       7,664,056
                 Development                          13,680,108          277,991           1,411,198            15,369,297
                 Acquisition of proved
                   properties                          9,035,274          488,345                   -             9,523,619
                                                   ==============    ==============    ================     =================
                       Total costs incurred      $    28,297,019   $    2,848,755    $      1,411,198     $      32,556,972
                                                   ==============    ==============    ================     =================



     Oil and gas depletion expense in the years ended December 31, 1995, 1996 and 1997 was $2,605,419, $4,979,361 and $6,610,554 or $1.80, $2.22, and
     $2.64 per produced barrel of oil equivalent, respectively.

5.       Statement of Cash Flows

     Following is certain supplemental information regarding cash flows for the years ended December 31, 1995, 1996 and 1997:

                                   1995               1996               1997
                                   ----               ----               ----

Interest paid               $   1,388,369    $     2,309,475     $     2,088,252

Income taxes paid          $        -         $    1,150,029     $     2,531,157


    Non-cash investing and financing transactions:

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

     Cumulative   foreign  currency   translation  gains  (losses)  of  $18,216,
     ($15,655) and ($131,050) were recorded during the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company realized gains in 1995, 1996 and 1997 of $124,773, $8,305 and $4,036, respectively, as a result of the issuance of common stock by a subsidiary.

     The Company incurred capital lease obligations in the amount of $598,827 to acquire equipment during the year ended December 31, 1997.

     Debentures in the principal amount of $2,839,000, less related costs of $439,515, were converted into 648,882 shares of Common Stock during the year ended December 31, 1997.

     The Company incurred a credit to Stockholders' Equity in the amount of $909,000 resulting from the granting of stock options to a consultant during the year ended December 31, 1997.

     The Company incurred a credit to Stockholders' Equity in the amount of $273,496 attributable to the income tax effect of stock options exercised during the year ended December 31, 1997.

6.       Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities at December 31, 1996 and 1997 are as follows:

                                                                     1996                     1997
             Trade accounts payable                          $        3,545,599       $        6,705,897
             ----------------------------------------------
             Undistributed revenue payable                              341,614                  780,475
             ----------------------------------------------
             Insurance and tax assessments payable                      618,032                  760,177
             ----------------------------------------------
             Other accrued expenses                                     871,892                1,857,970
                                                               ================         ================
                 Total                                       $        5,377,137       $       10,104,519
                                                               ================         ================


7.       Income Taxes

     The components of income (loss) before income taxes and after minority interest in earnings of consolidated subsidiary for the years ended December 31, 1995, 1996 and 1997 are as follows:


                                                        1995                1996                   1997
                     United States                $     (523,572)   $          383,453       $       457,166
                     --------------------------
                     Canada                              134,138               693,439               262,852
                     --------------------------
                     Colombia                          1,385,602             5,645,807             3,553,149
                                                   ----------------   -------------------
                                                                                              =================
                           Total                 $       996,168    $        6,722,699       $     4,273,167
                                                   ================   ===================     =================

     Components of income tax expense (benefit) for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                      1995                 1996                   1997
                     Current:
                     ------------------------
                                  Federal      $      (112,364)     $         149,600     $           291,581
                                  State                  45,000               259,994                  21,201
                                  Foreign               556,000             2,182,000               1,310,987
                                                 ----------------     -----------------     -------------------
                                                        488,636             2,591,594               1,623,769
                                                 ----------------     -----------------     -------------------
                     Deferred:
                                  Federal              (44,350)               207,787                 114,114
                                  State                   5,350               158,602                  35,265
                                  Foreign                     -                     -                 102,572
                                                                                            -------------------
                                                 ----------------     -----------------
                                                       (39,000)               366,389                 251,951
                                                                                            -------------------
                                                 ================     =================
                                               $        449,636     $       2,957,983     $         1,875,720
                                                 ================     =================     ===================

     The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 1995, 1996 and 1997 as follows:

                                                                   1995                1996              1997
                     Expected tax provision (benefit)              34.0%               34.0%            34.0%
                     ----------------------------------------
                     State income taxes, net of
                     ----------------------------------------
                        Federal benefit                             3.3                 4.1               1.3
                     ----------------------------------------
                     Effect of foreign earnings                      2.6                 5.6              7.6
                     ----------------------------------------
                     Other                                          5.2                   .3              1.0
                     ----------------------------------------
                                                              =================    ===============    ============
                                                                    45.1%                44.0%            43.9%
                                                              =================    ===============    ============


     The tax effected temporary differences which give rise to the deferred tax provision consist of the following:


                                                               1995            1996               1997
              Property and equipment                    $      337,900    $     481,700     $     (92,500)
              ----------------------------------------
              Effect of state taxes                           (12,300)        (120,000)            171,800
              ----------------------------------------
              Net operating losses                             209,500          (2,200)             39,400
              ----------------------------------------
              Foreign tax credits                            (640,000)        (845,811)          (648,394)
              ----------------------------------------
              Alternative minimum tax credits                 (38,100)         (61,200)              2,300
              ----------------------------------------
              Change in valuation allowance                    155,000          897,500            817,700
              ----------------------------------------
              Other                                           (51,000)           16,400           (38,355)
                                                          ==============    =============     ==============
                                                        $     (39,000)    $     366,389     $      251,951
                                                          ==============    =============     ==============

     The components of the tax effected deferred income tax asset (liability) as of December 31,1996 and 1997 are as follows:


                                                                              1996                 1997
              Property and equipment                                   $     (1,458,300)     $    (1,365,800)
              ------------------------------------------------------
              State taxes                                                        171,800                    -
              ------------------------------------------------------
              Net operating losses                                                39,400                    -
              ------------------------------------------------------
              Foreign tax credits                                              1,600,800            2,249,200
              ------------------------------------------------------
              Alternative minimum tax credits                                    196,400              194,100
              ------------------------------------------------------
              Other                                                               35,200               73,500
                                                                         -----------------     ----------------
                                                                                 585,300            1,151,000
              Valuation allowance                                            (1,052,500)          (1,870,200)
                                                                         =================     ================
              Net deferred income tax liability                        $       (467,200)     $      (719,200)
                                                                         =================     ================



     At December 31, 1996 and 1997, $123,000 and $69,000 of current deferred taxes are included in other current assets, respectively.

     At December 31, 1997, the Company had approximately $2,249,200 of foreign tax credit carryovers, which will begin to expire in the year 2000. A $1,870,200 valuation allowance has been provided for a portion of the foreign tax credits which are not likely to be realized during the carryforward period. The Company also has alternative minimum tax credit carryforwards for federal and state purposes of approximately $194,100. The credits carry over indefinitely and can be used to offset future regular tax.

     In general, section 382 of the Internal Revenue Code includes provisions which limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a greater than 50% ownership change (as defined) takes place in any three year period.

8.       Long-Term Debt

    Long-term debt at December 31, 1996 and 1997 consists of the following:


                                                                     1996                  1997
                                                                     ----                  ----
                    9% convertible senior subordinated
                       Debentures due 2005                          $  6,438,000          $  3,599,000

                    Revolving loan agreement with a bank              12,100,000            17,410,000
                    Term loan agreements with a bank                     450,000             8,803,769
                    Demand loan agreement with a bank                  1,605,136             2,362,809
                    Capital lease obligations                                                  525,819
                                                                               -
                    Promissory note                                                            350,000
                                                                               -
                    Promissory note                                      450,000
                                                                                                     -
                    Promissory notes - Capco                           1,574,400
                                                                                                     -
                                                               ------------------    ------------------
                                                                      22,617,536            33,051,397

                    Less current portion                               1,805,556            13,441,542
                                                               ==================    ==================
                                                                     $20,811,980           $19,609,855
                                                               ==================    ==================


     On December 26, 1995, the Company issued $11,000,000 of 9% convertible senior subordinated debentures ("Debentures") due December 15, 2005. The Debentures are convertible into Common Stock of the Company, at the option of the holders of the Debentures, at any time prior to maturity at a conversion price of $4.38 per share, subject to adjustment in certain events. The Company has reserved 3,000,000 shares of its Common Stock for the conversion of the Debentures. The Debentures were not redeemable by the Company prior to December 15, 1997. Mandatory sinking fund payments of 15% of the original principal, adjusted for conversions prior to the date of payments, are required annually commencing December 15, 2000. The Debentures are uncollateralized and subordinated to all present and future senior debt, as defined, of the Company and are effectively subordinated to all liabilities of subsidiaries of the Company. The principal use of proceeds from the sale of the Debentures was to retire short-term indebtedness incurred by the Company in connection with its acquisitions of producing oil and gas properties in Colombia. A portion of the proceeds was used to reduce the balance outstanding under the Company's revolving credit agreement. On February 7, 1996, the Company issued an additional $1,650,000 of Debentures pursuant to the exercise of an over-allotment option by the underwriting group. Net proceeds to the Company were approximately $1.5 million and a portion was utilized to reduce the outstanding balance under the Company's revolving line of credit.

     Certain terms of the Debentures contain requirements and restrictions on the Company with regard to the following limitations on Restricted Payments (as defined in the Indenture), on transactions with affiliates, and on oil and gas property divestitures; Change of Control (as defined), which will require immediate redemption; maintenance of life insurance coverage of $5,000,000 on the life of the Company's Chief Executive Officer; and limitations on fundamental changes and certain trading activities, on Mergers and Consolidations (as defined) of the Company, and on ranking of future indebtedness. Debentures in the amount of $6,212,000 were converted into 1,419,846 shares of Common Stock during the year ended December 31, 1996. An additional $2,839,000 of Debentures were converted into 648,882 shares of Common Stock during the year ended December 31, 1997.

     The revolving loan ("Agreement") is subject to semi-annual redeterminations and will be converted to a three-year term loan on July 1, 1999. Funds advanced under the facility are collateralized by substantially all of the Company's U.S. oil and gas producing properties and the common stock of its principal subsidiaries. The Agreement also provides for a second borrowing base term loan of which $3.4 million was borrowed for the purpose of development of oil and gas properties in California. Funds advanced under this credit facility are to be repaid no later than April 30, 1998. At December 31, 1997 the borrowing bases for the two loans were $17.4 million and $3.1 million, respectively. Interest on the two loans is payable at the prime rate plus 0.25%, or LIBOR rate pricing options plus 2.25%. The weighted average interest rate for borrowings outstanding under the loans at December 31, 1997 was 8.1%. In accordance with the terms of the Agreement, and after giving effect to the Company's anticipated capital requirements, $6.6 million of the loan balances are classified as currently payable at December 31, 1997. The Agreement, at December 31, 1997, requires, among other things, that the Company maintain at least a 1 to 1 working capital ratio, stockholders' equity of $18.0 million, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends and advancing funds in excess of specified limits to affiliates. On March 30, 1998, the Agreement was amended to provide for deferrals of borrowing base reductions in the amount of $542,000 per month for a period of three months. In September 1997, the Company borrowed $9,687,769 from its principal commercial lender to finance the acquisition cost of a producing oil and gas property. Interest is payable at the prime rate (8.5% at December 31, 1997) plus 3.0%. On December 31, 1997, a principal payment in the amount of $7.0 million was made reducing the outstanding balance to $2.7 million, which is due to be repaid no later than April 30, 1998, and accordingly, is classified as currently payable at December 31, 1997.

     In November 1997 the Company established a term loan ($3,000,000) with its principal commercial lender. Interest is payable at the prime rate (8.5% at December 31, 1997) plus 3.0%. The loan is due to be repaid no later than April 30, 1998, and accordingly, is classified as currently payable at December 31, 1997.

     The Company's Canadian subsidiary has available a demand revolving reducing loan in the face amount of $2.8 million. Interest is payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (6.75% at December 31, 1997) The loan is collateralized by the subsidiary's oil and gas producing properties, and a first and fixed floating charge debenture in the principal amount of $3.6 million over all assets of the company. The borrowing base reduces at the rate of $56,000 per month. In accordance with the terms of the loan agreement, $643,000 of the loan balance is classified as currently payable at December 31, 1997. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default.

     The Company leases certain equipment under agreements which are classified as capital leases. Lease payments vary from three to four years. The effective interest rate on the total amount of capitalized leases at December 31, 1997 was 8.8%.

     The promissory note ($350,000) is due to the seller of an oil and gas property, which was acquired by the Company in December 1997. The note bears interest at the rate of 13.5%, and is due to be repaid in 1998.

     The promissory note ($450,000) was due to the seller of an oil refining facility, which was acquired by the Company in June 1994. Final payment of the note, which bore interest at the prime rate in effect on the note anniversary date, plus two percent was made on June 24, 1997. The note was collateralized by a deed of trust on the acquired assets.

     The 9% promissory notes - Capco are due to the Company's parent company, Capco Resources Ltd. and to Capco Resources, Inc., formerly wholly-owned by Capco Resources Ltd. and now majority-owned by Capco Resources Ltd. The loan proceeds were utilized by the Company principally in connection with the acquisition of producing oil and gas properties in Colombia. The notes were paid in 1997.

    Maturities of long term debt at December 31, 1997 are as follows:

                          1998                                       $13,441,542
                          1999                                          5,144,241
                          2000                                          5,195,129
                          2001                                          4,834,485
                          2002                                          2,457,000
                          Thereafter                                    1,979,000
                                                                    -------------
                                                                     $33,051,397


9.       Related Party Transactions

    Related party transactions are described as follows:

     In 1995, 1996 and 1997, the Company charged its affiliates $92,900, $26,300 and $18,600, respectively, for reimbursement of certain general and administrative expenses.

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

     In 1997 the Company charged interest in the amount of $45,343 to affiliates and was charged interest in the amount of $60,220 by affiliates. The Company paid the affiliates a total of $142,000 for such interest charges, which included amounts charged, but unpaid, at the end of the previous year.

     In 1997 the Company received $10,000 in repayment of a short-term advance to an affiliate, and $61,193 from the Chief Executive Officer for accrued interest and principal on his loan from the Company.

     In 1997 the Company charged an affiliate $23,335 for charges incurred in connection with a potential property acquisition, and $93,642 for an advance and related expenses against an indemnification provided by the affiliate.

     During the year 1997, the Company billed an affiliate a total of $18,814 and received payments of $91,983 which included amounts billed in the prior year, in connection with the affiliate's participation in drilling and production activities in one of the Company's oil properties.

     In 1997, the Company incurred airplane charter expenses in the amount of $72,774 from non-affiliated airplane leasing services, for the use of an airplane owned by the Company's Chief Executive Officer
10.       Preferred Stock

     On December 31, 1997, the Company sold 10,000 shares of Series A 6% Convertible Preferred Stock ("Preferred Stock") for $10 million. The Preferred Stock bears a cumulative dividend of 6% per annum, payable quarterly, and, at the option of the Company, can be paid either in cash or through the issuance of shares of the Company's Common Stock. The Preferred Stock is senior to all other classes of the Company's equity securities. The conversion price of the Preferred Stock is based on the future price of the Company's Common Stock, without discount, but will be no greater than $9.345 per share. Conversion of the Preferred Stock cannot begin until May 1, 1998. Three years from date of issuance, any remaining Preferred Stock will automatically convert into the Company's Common Stock. The Preferred Stock is redeemable, at the option of the Company, at various prices commencing at 115% of the issue price plus any accrued, but unpaid, dividends, and under certain circumstances, at the option of the Preferred Stock holder. Should the Company choose to redeem the issue, the Preferred Stock holder will be entitled to receive 200,000 warrants to purchase the Company's Common Stock. In connection with the sale of the Preferred Stock, warrants to purchase 224,719 shares of Common Stock were issued to the purchaser of the Preferred Stock and warrants to purchase 44,944 shares of Common Stock were issued as a fee for the placement of the issue. The warrants are exercisable over a three year period at a price of $10.68. The fair value of the warrants at December 31, 1997, was estimated at $622,000 using the Black-Scholes pricing model.
11.      Common Stock and Stock Options

     In January 1995, the Company awarded 24,000 shares of Common Stock to an employee pursuant to the terms of an employment agreement. The cost of the stock award, based on the stock's fair market value at the award date, was charged to stockholders' equity and was amortized against earnings over the contract term.

     In July 1995,  the Company  canceled its Incentive and  Nonqualified  Stock
     Option  Plans.   No  options  were  granted  under  either  plan  prior  to cancellation.

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

     In April 1996 and June 1996, the Company's Board of Directors and shareholders, respectively, approved the Company's 1996 Incentive Equity Plan ("Plan"). The purpose of the Plan is to enable the Company to provide officers, other key employees and consultants with appropriate incentives and rewards for superior performance. Subject to certain adjustments, the maximum aggregate number of shares of the Company's Common Stock that may be issued pursuant to the Plan, and the maximum number of shares of Common Stock granted to any individual in any calendar year, shall not in the aggregate exceed 1,000,000 and 200,000, respectively.

     During the year 1996, the Company issued options to acquire 100,000 shares of the Company's Common Stock to a consultant. The options had an exercise price of $4.00 and were exercisable over a period of 180 days, beginning May 21, 1996. The options were fully exercised during the year 1996. The Company also issued options to acquire 20,000 shares of the Company's Common Stock to an employee under the terms of an employment agreement.

     On May 30, 1997, the Company issued options to acquire 470,000 and 125,000 shares of Common Stock to certain employees and a consultant, respectively, in accordance with the provisions of the 1996 Incentive Equity Plan. Options to acquire 15,000 shares of Common Stock were subsequently cancelled. The options have an exercise price equal to the market value at date of grant and become exercisable over various periods ranging from two to five years from the date of grant. No options were exercised during the period ended December 31, 1997. The Company recognized deferred compensation expense of $909,000 resulting from the grant to the consultant. Of this amount, $106,000 was reported as compensation expense during the year ending December 31, 1997. The balance of deferred compensation expense will be amortized over the remaining vesting period of the option.

     In May 1997, the Company's stockholders approved the Company's 1997 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), which provided that each non-employee director shall be granted, as of the date such person first becomes a director and automatically on the first day of each year thereafter for so long as he continues to serve as a non-employee director, an option to acquire 3,000 shares of the Company's Common Stock at fair market value at the date of grant. For as long as the director continues to serve, the option shall vest over five years at the rate of 20% per year on the first anniversary of the date of grant. Subject to shareholder approval, the Board of Directors increased the number of shares of the Company's Common Stock subject to option from 3,000 to 15,000 vesting 20% per year. Subject to certain adjustments, a maximum of 250,000 options to purchase shares (or shares transferred upon exercise of options received) may be outstanding under the Directors Plan. At December 31, 1997, a total of 45,000 options had been granted under the Directors Plan.

     As of December 31, 1997, the Company had outstanding options for 548,000 shares of Common Stock to certain employees of the Company. These options, which are not covered by the Incentive Equity Plan, become exercisable ratably over a period of five years from the date of issue. The exercise price of the options, which ranges from $1.25 to $4.38, is the fair market value of the Common Stock at the date of grant. There is no contractual expiration date for exercise of a portion of these options. Options to acquire 154,000 shares of Common Stock were exercised in 1997, and options to acquire 40,000 shares of Common Stock were cancelled in 1997. Options to acquire 344,000 shares of Common Stock were exercisable at December 31, 1997.

     Information regarding the shares under option and weighted average exercise price for the years ended December 31, 1995, 1996 and 1997 is as follows:
     1995 1996 1997


                                           ----------------------------  ---------------------------------------------------------
                                           ----------------------------  -------------------------- ------------------------------
                                                            Wt. Avg.                    Wt. Avg.                       Wt. Avg.
                                              Shares         Ex. Pr.       Shares        Ex. Pr.       Shares          Ex. Pr.
    Beginning of year                           890,000          $1.42       740,000         $1.40       742,000            $1.49
    Granted                                     400,000          $1.56       120,000         $4.06       640,000           $15.50
    Exercised                                 (116,666)          $1.63     (118,000)         $3.58     (154,000)            $1.47
    Canceled                                  (433,334)          $1.52        -             -           (55,000)            $5.31
                                           -------------                 ------------               -------------
                                           =============                 ============               =============
    End Of Year                                 740,000          $1.40       742,000         $1.49     1,173,000            $8.95
                                           =============                 ============               =============
    Options exercisable
      at end of year                            176,000          $1.34       306,000         $1.37       344,000            $1.38
                                           =============   ============  ============  ============ =============    =============
                                           =============   ============  ============  ============ =============    =============
    Weighted average fair value of
    options granted during the year              $0.29                        $1.17                       $6.99
                                                 ------                       ------                      -----


     The fair value of each option granted during 1995, 1996 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) risk-free interest rates ranging from 4.9% to 7.9%, (b) expected volatility ranging from 43.2% to 58.4%, (c) average time to exercise ranging from six months to five years, and (d) expected dividend yield of 0.0%.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                          Options Outstanding                                    Options Exercisable
                                   ---------------------------------------------------   ------------------------------------
                                   ---------------------------------------------------   ------------------------------------

                                        Number            Average         Weighted            Number            Weighted
                  Range of          Outstanding at       Remaining         Average        Exercisable at         Average
                  Exercise           December 31,       Contractual       Exercise         December 31,      Exercise Price
                   prices                1997               Life            Price              1997
               ---------------     -----------------   ---------------  --------------   -----------------   ----------------
               ---------------     -----------------   ---------------  --------------   -----------------   ----------------
               $1.25 - $1.38                                (1)                     $
                                       308,000                                   1.29        240,000                       $
                                                                                                                        1.29
                   $1.50                                    (2)                     $
                                       220,000                                   1.50        100,000                       $
                                                                                                                        1.50
                   $4.38                                 not stated                 $
                                        20,000                                   4.38         4,000                        $
                                                                                                                        4.38
                   $15.50                                9.4 years                  $                   -
                                       625,000                                  15.50                                      $
                                                                                                                           -
                                   -----------------                                     -----------------
                                   =================                                     =================
               $1.25 - $15.50
                                      1,173,000                                              344,000
                                   =================                                     =================
                                   =================                                     =================

               (1) No contractual  expiration date for 163,000 options;  balance of 145,000  options,  to the extent they are  vested,  expire one year following termination of option holder's employment.  (2) No
               contractual  expiration  date  for  180,000  options;   remaining
               contractual life for 40,000 options is ten months.

     The Company accounts for stock based compensation to employees under the rules of Accounting Principles Board Opinion No 25. The compensation cost for options granted in 1995, 1996 and 1997 was $30,800, $30,136, and
     $482,793, respectively. If the compensation cost for the Company's 1995, 1996 and 1997 grants to employees had been determined consistent with SFAS No. 123, the Company's net income and net earnings per common share (basic) for 1995, 1996 and 1997 would approximate the proforma amounts set forth below:

                                      1995                           1996                              1997
                                 -----------------------------  --------------------------------  -------------------------------
                                 -----------------------------  --------------------------------  -------------------------------
                                   As Reported     Proforma       As Reported      Proforma        As Reported      Proforma

              Net income            $546,532       $522,785       $3,764,716      $3,745,218        $2,397,447     $2,094,736

              Net earnings per
                common share
                 (basic)              $0.07         $0.06            $0.43           $0.43            $0.23           $0.20


     On May 30, 1997, the Company's Board of Directors authorized, on a deferred basis, the issuance of 200,000 shares of Common Stock to the Company's President, the issuance of such shares being contingent upon the officer remaining in the employ of the Company for a period of two years succeeding the expiration of his existing employment contract at December 31, 1999, with such shares to be issued in two equal installments at the end of each of the two succeeding years.

     Additionally, the Board of Directors authorized the issuance of 100,000 shares of performance shares to the Company's President, issuable at the end of calendar year 1998 provided that certain operating results are reported by the Company at the end of that year.

11.       Earnings Per Share

    (In thousands, except per share data)

                                              1995                           1996                               1997
                                  ----------------------------- -------------------------------- -----------------------------------
                                  ----------------------------- ------------------------------- ------------------------------------
                                   Income   Shares  Per share    Income    Shares    Per share   Income     Shares      Per share
    Income available to
       common stockholders
       - basic EPS                 $         8,327    $   0.07   $            8,804   $          $            10,650       $   0.23
                                       547                          3,765                 0.43      2,397
    Effect of dilutive
    securities:
      Contingently issuable                    330                              371                              350
    shares
      Convertible Debentures             9      41                    559     2,650                   203      1,001
                                  --------- -------             --------------------            ---------- ----------
                                  --------- -------             --------------------            ---------- ----------

    Income available to
      common stockholders
      and assumed conversions
        - diluted EPS              $         8,699    $   0.06   $           11,825   $          $            12,001       $   0.22
                                       556                          4,324                 0.37      2,600
                                  ========= ======= =========== ==================== ========== ========== ========== ==============
                                  ========= ======= =========== ==================== ========== ========== ========== ==============


13.      Quarterly Financial Data (unaudited)

     The following is a tabulation of unaudited quarterly operating results for 1996 and 1997:

                                                                      Net         Basic Net      Diluted Net
                                    Total            Gross          Income      Income (Loss)   Income (Loss)
            1996                  Revenues          Profit          (Loss)        Per Share       Per Share
            ----

            First Quarter                   $                $               $
                                    7,387,290        2,506,692         755,488               $               $
                                                                                          0.09            0.08
            Second Quarter
                                    8,002,828        2,717,416         734,375            0.09            0.08
            Third Quarter
                                    7,762,922        2,530,891         730,869            0.08            0.07
            Fourth Quarter
                                   10,049,304        3,970,582       1,543,984            0.17            0.14
                                --------------   --------------  --------------
                                ==============   ==============  ==============
                                            $                $               $
                                   33,202,344       11,725,581       3,764,716
                                ==============   ==============  ==============
            1997

            First Quarter                   $                $               $
                                    9,563,474        3,912,379       1,441,582               $               $
                                                                                          0.14            0.12
            Second Quarter
                                    8,271,953        1,945,168         507,300            0.05            0.05
            Third Quarter
                                    8,942,773        2,424,537         598,618            0.06            0.05
            Fourth Quarter
                                    9,217,562        2,200,062       (150,053)          (0.01)          (0.01)
                                --------------   --------------  --------------
                                ==============   ==============  ==============
                                            $                $               $
                                   35,995,762       10,482,146       2,397,447
                                ==============   ==============  ==============

 14.     Retirement Plan

     The Company sponsors a defined contribution retirement savings plan ("401(k) Plan") to assist all eligible U.S. employees in providing for retirement or other future financial needs. The Company currently provides matching contributions equal to 50% of each employee's contribution, subject to a maximum of 4% of employee earnings. The Company's contributions to the 401(k) Plan were $25,745, $44,014 and $41,762 in 1995, 1996 and 1997, respectively.

15.      Commitments and Contingencies
     The Company is a defendant in various legal proceedings, which arise in the normal course of business. Based on discussions with legal counsel, management does not believe that the ultimate resolution of such actions will have a significant effect on the Company's financial statements or operations.

    Leases

     The Company leases office space, vehicles and office equipment under non-cancelable operating leases expiring in the years 1998 through 2002. Future minimum lease payments under all leases are as follows:


                           Year Ending December 31,
                                         1998                      $308,660
                                         1999                       233,521
                                         2000                        86,503
                                         2001                        35,697
                                         2002                        13,105
                                                              ==============
                                                                   $677,486
                                                              ==============

     Rent expense amounted to $129,470, $246,013 and $248,596 for the years ended December 31, 1995, 1996 and 1997, respectively.

    Concentration of Credit Risk and Major Customers

     The Company invests its cash primarily in deposits with major banks. Certain deposits may, at times, be in excess of federally insured limits ($2,461,583 and $3,951,106 at December 31, 1996 and December 31, 1997,
     respectively, according to bank records). The Company has not incurred losses related to such cash balances.

     The Company's accounts receivable result from its activities in the oil and gas industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of joint interest partners comprising the Company's customer base. Ongoing credit evaluations of the financial condition of joint interest partners are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations. Included in accounts receivable at December 31, 1996 and 1997 are the following amounts due from unaffiliated parties (each accounting for 10% or more of accounts receivable):


                                                                 1996                 1997
                                                                 ----                 ----

                                Customer A            $       2,566,700       $     1,482,600
                                                         ====================    ===============

                                Customer B            $       1,267,100       $      931,965
                                                         ====================    ===============

                                Customer C            $        899,600        $      745,567
                                                         ====================    ===============


     Sales to major unaffiliated customers (customers accounting for 10 percent or more of gross revenue), all representing purchasers of oil and gas and related transportation tariffs and the applicable geographic area for each customer, for each of the years ended December 31, 1995, 1996 and 1997 are as follows:

                           Geographic Area                   1995               1996               1997
                           ---------------                   ----               ----               ----

             Customer A       Colombia               $     4,505,000    $    13,594,000    $    10,769,000
                                                        ===============    ==============     ==============

             Customer B       United States          $     2,926,000    $     4,117,000    $    7,738,280
                                                        ===============    ==============     ==============

             Customer C       United States          $     2,150,000    $        -         $        -
                                                        ===============    ==============     ==============

     All sales to the geographic area of Colombia are to the government owned oil company.
    Contingencies

     The Company is subject to extensive Federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.

    Environmental Contingencies

     Pursuant to the purchase and sale agreement of an asphalt refinery in Santa Maria, California, the sellers agreed to perform certain remediation and other environmental activities on portions of the refinery property through June 1999. Because the purchase and sale agreement contemplates that the Company might also incur remediation obligations with respect to the refinery, the Company engaged an independent consultant to perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the seller is responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. The Company, however, believes that all required remediation will be completed by the seller within the five year period. Environmental compliance surveys such as those the Company has had performed are limited in their scope and should not be expected to disclose all environmental contamination as may exist. In accordance with the Articles of Association for the Cocorna Concession, the Concession expired in February 1997 and the property interest reverted to Ecopetrol. The property is presently under operation by Ecopetrol. Under the terms of the acquisition of the Concession, the Company and the operator were required to perform various environmental remedial operations, which the operator advises have been substantially, if not wholly, completed. The Company and the operator are awaiting an inspection of the Concession area by Colombian officials to determine whether the government concurs in the operator's conclusions. Based upon the advice of the operator, the Company does not anticipate any significant future expenditures associated with the environmental requirements for the Cocorna Concession.

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

     In 1995, the Company agreed to acquire, for less than $50,000, an oil and gas interest on which a number of oil wells had been drilled by the seller. None of the wells were in production at the time of acquisition. The acquisition agreement required that the Company assume the obligation to abandon any wells that the Company did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company were obtained. The Company has been unable to secure all of the requisite consents to transfer the property but nevertheless may have the obligation to abandon the wells. The leases have expired and the Company is presently considering whether to attempt to secure new leases. A preliminary estimate of the cost of abandoning the wells and restoring the well sites is approximately $800,000. The Company is currently unable to assess its exposure to third parties if the Company elects to plug such wells without first obtaining necessary consent.

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

16. Business Segments

     The Company considers that its operations are principally in one industry segment that of acquisition, exploration, development and production of oil and gas reserves. A summary of the Company's operations by geographic area for the years ended December 31, 1995, 1996 and 1997 is as follows:

(Dollars in thousands)                      United                                                   Corporate &
                                            States             Canada             Colombia              Other               Total
Year ended December 31, 1995
   Total revenues
                                                $11,538            $1,577          $4,505                $ 74                $17,694

74
   Production costs                               7,431               901                 2,229
                                                                                                          -                   10,561
  Other operating expenses                          398               243                    51
                                                                                                          -                      692
   Depreciation, depletion and
      amortization                                1,735               156                   823                  113           2,827
   Income tax expense (benefit)                     849               147                   645              (1,191)             450
                                       -----------------   ---------------    ------------------
   Results of operations from oil
      and gas producing activities                    $                                       $
                                                  1,125                 $                   757
                                                                      130
                                       =================   ===============    ==================
   Interest and other expenses (net)                                                                           2,617           2,617
                                                                                                  ===================  =============
   Net income (loss)                                                                                               $               $
                                                                                                             (1,465)             547
                                                                                                  ===================  =============
   Identifiable assets at
      December 31, 1995                               $                 $                     $                    $               $
                                                 19,525             3,963                13,514                2,749          39,751
                                       =================   ===============    ==================  ===================  =============
Year ended December 31, 1996
   Total revenues                                     $                 $             $                                            $
                                                 15,907             3,105          13,594                          $          33,202
                                                                                                                 596
   Production costs                               8,160             1,172                 5,272
                                                                                                          -                 14,604
  Other operating expenses                          759               536                   213
                                                                                                          -                 1,508
   Depreciation, depletion and
      Amortization                                2,565               353                 2,275                  334           5,527
   Income tax expense (benefit)                   1,561                                   2,917              (1,520)           2,958
                                                                        -
                                       -----------------   ---------------    ------------------
   Results of operations from oil
      and gas producing activities                    $                 $                     $
                                                  2,862             1,044                 2,917
                                       =================   ===============    ==================
   Interest and other expenses (net)                                                                           4,840           4,840
                                                                                                  ===================  =============
   Net income (loss)                                                                                               $               $
                                                                                                             (3,058)           3,765
                                                                                                  ===================  =============
   Identifiable assets at
      December 31, 1996                               $                 $                     $                    $               $
                                                 28,730             5,346                12,473                2,568          49,117
                                       =================   ===============    ==================  ===================  =============
Year ended December 31, 1997
   Total revenues                                     $                 $                     $                    $              $
                                                 21,359             2,582                10,769                1,286          35,996
   Production costs                              10,461             1,080                 5,066                               16,607
                                                                                                          -
  Other operating expenses                        4,112               472                   246                  295           5,125
   Depreciation, depletion and
      amortization                                4,541               543                 1,797                  384           7,265
   Income tax expense (benefit)                          #
                                                    752               158                 1,495                (529)           1,876
                                       -----------------   ---------------    ------------------
   Results of operations from oil
      and gas producing activities                    $                                       $
                                                  1,493                 $                 2,165
                                                                      329
                                       =================   ===============    ==================
   Interest and other expenses (net)                                                                           2,726           2,726
                                                                                                  =================== ==============
   Net income (loss)                                                                                               $               $
                                                                                                             (1,590)           2,397
                                                                                                  ===================  =============
   Identifiable assets at
      December 31, 1997                               $                 $                     $                    $               $
                                                 46,886             7,460                11,047               12,263          77,656
                                       =================   ===============    ==================  ===================  =============


17.      Subsequent Event (unaudited)

     On March 18, 1998, the Company entered into a preliminary agreement with Omimex Resources, Inc., a privately held Fort Worth, Texas oil and gas company ("Omimex"), which operates a substantial portion of Company's producing properties, to enter into a business combination ("Agreement"). At the date of this report, all of the details of the business combination have not been fully negotiated. However, the principle features of the combination would be that all of the assets of the Company, save its California operations, would be combined with the assets of Omimex, with the Company being the surviving corporation. Since entering into the Agreement, Omimex has indicated an interest that the Company include its Indonesian operations in the proposed combination, and this inclusion is under negotiations. The economic terms of the transaction would be to issue common shares to the shareholders of Omimex on a basis proportionate to the respective net asset values of the two companies, determined by replacing the account for properties on the respective balance sheets by the present worth, calculated at a ten percent discount, of the proved reserves of the apposite company and adjusting that number by other assets and liabilities. Credit would also be given for oil and gas properties deemed to have exploration or development potential. Should definitive agreements be obtained and the combination consummated, it is expected that the Company will issue a number of shares to the holders of Omimex stock such that such holders will own in excess of fifty but less than sixty percent of the outstanding stock of the Company. Management of Omimex would become management of the Company, which would be headquartered in Fort Worth, Texas. The Company's California operations would be held by Saba Petroleum, Inc., an existing subsidiary, the shares of which would be distributed proportionately to the Company's shareholders immediately prior to the consummation of the business combination. Structuring of the transaction is in the preliminary stage and far from fully negotiated. Consummation of the transaction would require shareholder approval, various governmental approvals and agreement on various matters which are yet unresolved. Closing of the transaction is expected to take approximately three months.

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


                                                    United
                                                    States            Canada (1)            Colombia               Total
                                                    ------            ----------            --------               -----
Year ended December 31, 1995
Oil (Barrels)
Proved reserves:
      Beginning of year                                6,671,341                                                      7,135,731
                                                                            464,390            -
      Acquisition, exploration and
          Development of minerals in
          place                                        1,295,876                                 5,473,310            7,058,299
                                                                            289,113
      Revisions of previous estimates                  (691,553)                                                      (427,056)
                                                                            264,497            -
      Production                                       (710,271)           (85,800)              (430,808)          (1,226,879)
      Sales of minerals in place                                                                                        (8,798)
                                                         (2,798)            (6,000)            -
                                              ===================   ================  ===================== ====================
      End of year                                      6,562,595                                 5,042,502           12,531,297
                                                                            926,200
                                              ===================   ================  ===================== ====================

Proved developed reserves, end of year                 5,385,856                                 4,731,369           10,867,725
                                                                            750,500
                                              ===================   ================  ===================== ====================

Gas (Thousands of cubic feet) Proved reserves:
      Beginning of year                                7,225,973          2,565,800                                   9,791,773
                                                                                               -
      Acquisition, exploration and
          Development of minerals in
          place                                        1,333,669                                                      1,797,697
                                                                            464,028            -
      Revisions of previous estimates                  1,519,718          7,832,888                                   9,352,606
                                                                                               -
      Production                                       (938,577)          (398,616)                                 (1,337,193)
                                                                                               -
      Sales of minerals in place                        (37,734)           (88,100)                                   (125,834)
                                                                                               -
                                              ===================   ================  ===================== ====================
      End of year                                      9,103,049         10,376,000                                  19,479,049
                                                                                                         -
                                              ===================   ================  ===================== ====================

Proved developed reserves, end of year                 8,190,986          2,051,000                                  10,241,986
                                                                                               -
                                              ==================================================================================
                                              ==================================================================================


(1) See reference (1) on page F-33



Year ended December 31, 1996
Oil (Barrels)
Proved reserves:
    Beginning of year                                  6,562,595                              5,042,502              12,531,297
                                                                            926,200
    Acquisition, exploration and
     development of minerals in place                  4,501,828                                                      4,605,665
                                                                            103,837            -
    Revisions of previous estimates                    5,950,525                              5,595,772              11,571,068
                                                                             24,771
    Production                                         (803,070)          (134,008)         (1,031,207)             (1,968,285)
    Sales of minerals in place                          (60,820)                                                       (60,820)
                                                                           -                   -
                                              ===================   ================  ===================== ====================
    End of year                                       16,151,058                                 9,607,067           26,678,925
                                                                            920,800
                                              ===================   ================  ===================== ====================

Proved developed reserves, end of year                 7,993,854                                 4,692,140           13,395,994
                                                                            710,000
                                              ===================   ================  ===================== ====================

Gas (Thousands of cubic feet) Proved reserves:
    Beginning of year                                  9,103,049         10,376,000                                  19,479,049
                                                                                               -
    Acquisition, exploration and
       development of minerals in
       place                                           4,186,184                                                      5,110,217
                                                                            924,033            -
    Revisions of previous estimates                    1,046,326                                                      1,094,539
                                                                             48,213            -
    Production                                       (1,089,576)          (561,042)                                 (1,650,618)
                                                                                               -
    Sales of minerals in place                         (132,018)          (236,204)                                   (368,222)
                                                                                               -
                                              ===================   ================  ===================== ====================
    End of year                                       13,113,965         10,551,000                                  23,664,965
                                                                                               -
                                              ===================   ================  ===================== ====================

Proved developed reserves, end of year                11,520,707          2,654,000                                  14,174,707
                                                                                               -
                                              ===================   ================  ===================== ====================

Year ended December 31, 1997
Oil (Barrels)
Proved reserves:
    Beginning of year                                 16,151,058                                 9,607,067           26,678,925
                                                                            920,800
    Acquisition, exploration and
     development of minerals in place                  4,200,193                              1,600,225               5,810,058
                                                                         9,640
    Revisions of previous estimates                  (6,139,246)           (24,055)              2,247,541          (3,915,760)
    Production                                       (1,120,645)           (99,685)              (886,651)          (2,106,981)
    Sales of minerals in place                       (2,541,157)                                                    (2,541,157)
                                                                           -                   -
                                              ===================   ================  ===================== ====================
    End of year                                       10,550,203                                12,568,182           23,925,085
                                                                            806,700
                                              ===================   ================  ===================== ====================

Proved developed reserves, end of year                 8,048,356                                 7,964,016           16,615,972
                                                                            603,600
                                              ===================   ================  ===================== ====================

(1) See reference (1) on page F-33





Year ended  December 31, 1997  (continued)  Gas (Thousands of cubic feet) Proved reserves:
    Beginning of year                                 13,113,965         10,551,000                                  23,664,965
                                                                                               -
    Acquisition, exploration and
       development of minerals in place              13,337,886          1,190,546                               14,528,432
                                                                                               -
    Revisions of previous estimates                 (4,477,286)            (23,832)                              (4,501,118)
                                                                                               -
    Production                                      (1,673,914)          (733,714)                               (2,407,628)
                                                                                               -
    Sales of minerals in place                                                                                            9,805
                                                           9,805                  -            -
                                              ===================   ================  ===================== ====================
    End of year                                       20,310,456         10,984,000                                  31,294,456
                                                                                               -
                                              ===================   ================  ===================== ====================

Proved developed reserves, end of year                13,988,220          3,412,000                                  17,400,220
                                                                                               -
                                              ===================   ================  ===================== ====================


     (1) The proved reserve information on December 31, 1995, 1996 and 1997 includes the following proved reserve amounts attributable to the approximately 26% minority interest resulting from the CRPL business combination with BLRC in October 1995. See Note 2 of Notes to Consolidated Financial Statements.

                                                                         1995                 1996                 1997
                                                                         ----                 ----                 ----
Oil (Bbls)                                                                                         236,911              208,417
                                                                            237,237
Gas (Mcf)                                                                 2,657,709              2,714,646            2,837,793
Barrels of Oil Equivalent (BOE)                                                                    689,352              681,382
                                                                            680,189
Standardized measure of discounted future
net cash flows                                                         $  1,893,643          $   2,840,628          $ 2,351,565


     Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserve

     The following information at December 31, 1995, 1996 and 1997 has been prepared in accordance with Statement of Financial Accounting Standards No. 69, which requires the standardized measure of discounted future net cash flows to be based on sales prices, costs and statutory income tax rates in effect at the time the projections are made and a 10 percent per year discount rate. The projections should not be viewed as estimates of future cash flows nor should the "standardized measure" be interpreted as representing current value to the Company (dollars in thousands).


                                                                                   December 31, 1995
                                                             United
                                                             States          Canada (1)          Colombia            Total
                                                             ------          ----------          --------            -----

          Future cash inflows                                $  100,559      $      25,411       $    52,335        $   178,305
          Future production costs                              (56,871)            (8,979)          (30,193)           (96,043)
          Future development costs                              (3,997)            (3,064)           (1,675)            (8,736)
          Future income tax expenses                           (10,872)            (3,204)           (5,623)           (19,699)
                                                         ---------------  -----------------   ---------------   ----------------
                                                         ---------------  -----------------   ---------------   ----------------
          Future net cash flows                                  28,819             10,164            14,844             53,827
          10 percent annual discount for
              estimated timing of cash flows                    (9,585)            (2,771)           (2,406)           (14,762)
                                                         ---------------  -----------------   ---------------   ----------------
                                                         ---------------  -----------------   ---------------   ----------------
          Standardized measure of discounted
              future net cash flows                         $    19,234     $        7,393       $    12,438       $     39,065
                                                         ===============  =================   ===============   ================
                                                                                   December 31, 1996
          Future cash inflows                                $  324,206      $      39,985        $  157,552        $   521,743
          Future production costs                             (143,964)           (13,247)          (63,458)          (220,669)
          Future development costs                             (24,432)              (587)          (22,153)           (47,172)
          Future income tax expenses                           (36,539)            (9,529)          (22,172)           (68,240)
                                                         ---------------  -----------------   ---------------   ----------------
                                                         ---------------  -----------------   ---------------   ----------------
          Future net cash flows                                 119,271             16,622            49,769            185,662
          10 percent annual discount for
              estimated timing of cash flows                   (45,942)            (5,581)          (17,650)           (69,173)
                                                         ---------------  -----------------   ---------------   ----------------
                                                         ---------------  -----------------   ---------------   ----------------
          Standardized measure of discounted
              future net cash flows                         $    73,329      $      11,041       $    32,119        $   116,489
                                                         ===============  =================   ===============   ================
                                                                                   December 31, 1997
          Future cash inflows                                $  184,240      $      30,826        $  167,418        $   382,484
          Future production costs                              (87,803)           (11,639)          (71,327)          (170,769)
          Future development costs                             (18,263)                                                (28,136)
                                                                                   (1,604)           (8,269)
          Future income tax expenses                           (15,773)                             (36,022)           (56,102)
                                                                                   (4,307)
                                                         ---------------  -----------------   ---------------   ----------------
                                                         ---------------  -----------------   ---------------   ----------------
          Future net cash flows                                  62,401             13,276            51,800            127,477
          10 percent annual discount for
              estimated timing of cash flows                   (16,572)                             (16,878)           (37,624)
                                                                                   (4,174)
                                                         ---------------  -----------------   ---------------   ----------------
                                                         ---------------  -----------------   ---------------   ----------------
          Standardized measure of discounted
              future net cash flows                         $    45,829     $        9,102       $    34,922       $     89,853
                                                         ===============  =================   ===============   ================
                                                         ===============  =================   ===============   ================

          (1) See reference (1) on page F-33

     The following are the principal sources of changes in the standardized measure of discounted future net cash flows during 1995, 1996 and 1997 (dollars in thousands).



                                                                                                 1995
                                                                    United
                                                                    States           Canada (1)       Colombia             Total
                                                                    ------           ----------       --------             -----
       Balance at beginning of year                                 $   18,779       $      2,348                       $     21,127
       ----------------------------
                                                                                                                $
                                                                                                                -
       Acquisitions, discoveries and extensions                          6,561              2,123          17,848             26,532
       Sales and transfers of oil and gas
          produced, net of production costs                            (3,873)              (670)         (1,837)            (6,380)
       Changes in estimated future development costs                     2,329            (2,716)                              (387)
                                                                                                                -
       Net changes in prices, net of production costs                  (1,682)              1,614                               (68)
                                                                                                                -
       Sales of reserves in place                                         (11)              (115)                              (126)
                                                                                                                -
       Development costs incurred during the period                        126                                                   126
                                                                                                -               -
       Changes in production rates and other                           (3,358)            (2,757)                            (6,115)
                                                                                                                -
       Revisions of previous quantity estimates                        (1,452)              7,313                              5,861
                                                                                                                -
       Accretion of discount                                             2,367                332                              2,699
                                                                                                                -
       Net change in income taxes                                        (552)               (79)         (3,573)            (4,204)
                                                                 --------------    ---------------  --------------    --------------
                                                                 ==============    ===============  ==============    ==============
       Balance at end of year                                       $   19,234       $      7,393     $    12,438       $     39,065
                                                                 ==============    ===============  ==============    ==============
                                                                 ==============    ===============  ==============   ===============


                                                                                                 1996
                                                                    United
                                                                    States           Canada (1)       Colombia             Total
                                                                    ------           ----------       --------             -----
       Balance at beginning of year                                 $   19,234       $      7,393     $    12,438       $     39,065
       ----------------------------
       Acquisitions, discoveries and extensions                         43,988              1,604                             45,592
                                                                                                                -
       Sales and transfers of oil and gas
          produced, net of production costs                            (7,590)            (1,845)         (7,605)           (17,040)
       Changes in estimated future development costs                  (15,038)              2,430        (16,233)           (28,841)
       Net changes in prices, net of production costs                   14,951              5,680          20,390             41,021
       Sales of reserves in place                                        (667)               (77)                              (744)
                                                                                                                -
       Development costs incurred during the period                        330                120                                450
                                                                                                                -
       Changes in production rates and other                                16              (490)         (2,236)            (2,710)
       Revisions of previous quantity estimates                         32,023                436          32,781             65,240
       Accretion of discount                                             2,467                748           1,601              4,816
       Net change in income taxes                                     (16,385)            (4,958)         (9,017)           (30,360)
                                                                 --------------    ---------------  --------------    --------------
                                                                 ==============    ===============  ==============    ==============
       Balance at end of year                                       $   73,329        $    11,041     $    32,119        $   116,489
                                                                 ==============    ===============  ==============    ==============
                                                                 ==============    ===============  ==============    ==============

       (1) See reference (1) on page F-33






                                                                                                 1997
                                                                    United
                                                                    States           Canada (1)       Colombia             Total
                                                                    ------           ----------       --------             -----
       Balance at beginning of year                                 $   73,329        $    11,041     $    32,119        $   116,489
       ----------------------------
       Acquisitions, discoveries and extensions                         31,593                                                40,687
                                                                                              726           8,368
       Sales and transfers of oil and gas
          produced, net of production costs                           (10,497)            (1,254)         (5,611)           (17,362)
       Changes in estimated future development costs                                      (1,108)                             18,043
                                                                         9,920                              9,231
       Net changes in prices, net of production costs                 (51,463)            (4,739)        (15,151)           (71,353)
       Sales of reserves in place                                      (4,314)                                               (4,314)
                                                                                                -               -
       Development costs incurred during the period
                                                                         1,601                 70           (719)                952
       Changes in production rates and other                           (9,298)                                               (8,149)
                                                                                            (927)           2,076
       Revisions of previous quantity estimates                       (20,764)                                              (11,129)
                                                                                            (126)           9,761
       Accretion of discount                                                                                                  15,526
                                                                         9,515              1,540           4,471
       Net change in income taxes                                       16,207                            (9,622)             10,464
                                                                                            3,879
                                                                 --------------    ---------------  --------------    --------------
                                                                 ==============    ===============  ==============    ==============
       Balance at end of year                                       $   45,829       $      9,102     $    34,923       $     89,854
                                                                 ==============    ===============  ==============    ==============
                                                                 ==============    ===============  ==============    ==============

       (1) See reference (1) on page F-33

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Saba Petroleum Company

     Our report on the consolidated financial statements of Saba Petroleum Company and subsidiaries, which includes an explanatory paragraph regarding the Company's ability to continue as a going concern, is included on page F-2 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page F-1 of this Form 10-K.

     In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. This information should be read in conjunction with the explanatory paragraph of our report referred to above.
COOPERS & LYBRAND L.L.P.


Los Angeles, California
April ___15, 1998

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1995, 1996 and 1997
                             (dollars in thousands)

                                                                                 Additions
                                                                       ---------------------------------
                                                                       ---------------------------------

                                                       Balance at         Charged           Charged         Deductions    Balance at
                                                        beginning            to             to other           from         close of
                                                        of period          income           accounts         reserves         period
1995
Amounts deducted from applicable assets:
     Accounts receivable                                          $                 $     $        (17)                $           $
                                                                 62                12                                  -          57
     Deferred income taxes
                                                                  -               155                 -                -         155
     Other non current assets                                                                                         78
                                                                 85                18                17                           42
Reserves included in other non current liabilities:
     Restoration and reclamation
                                                                 64                26                 -                -          90

1996
Amounts deducted from applicable assets:
     Accounts receivable                                          $                 $                 $      $         4           $
                                                                 57                12                 -                           65
     Deferred income taxes
                                                                155               897                 -                -       1,052
     Other non current assets                                                                                         19
                                                                 42                12                 -                           35
Reserves included in other non current liabilities:
     Restoration and reclamation                                                                                      30
                                                                 90                28                 -                           88

1997
Amounts deducted from applicable assets:
     Accounts receivable                                          $                 $                 $      $         8           $
                                                                 65                12                 -                           69
     Deferred income taxes                                    1,052
                                                                                  818                 -                -       1,870
     Other non current assets
                                                                 35                 -                 -                -          35
Reserves included in other non current liabilities:
     Restoration and reclamation                                                                                      44
                                                                 88                34                 -                           78

