Form 10-Q
period 1998-03-31
SABA PETROLEUM CO
filed 1998-05-20
CIK 312340

Page 1
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q
--------------------------------------------------------------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1998

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

                  YES   X                            NO_____

At May 11, 1998, 11,027,393 shares of Common Stock, $.001 par value, were outstanding.



                     SABA PETROLEUM COMPANY AND SUBSIDIARIES


                                    CONTENTS

                                                                                              Page(s)


   PART I. - FINANCIAL INFORMATION

   Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 1998
            (Unaudited) and December 31, 1997                                                      3

            Condensed Consolidated Statements of Operations for the
            Three Months Ended March 31, 1998 and 1997 (Unaudited)                                 4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1998 and 1997 (Unaudited)                                 5

            Notes to Condensed Consolidated Financial Statements (Unaudited)                    6 - 11

   Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                        12 - 20

   PART II. - OTHER INFORMATION

   Item 5. Other Information                                                                      21

   Item 6. Exhibits and Reports on Form 8-K                                                       21

   SIGNATURES                                                                                     22




                         PART I - FINANCIAL INFORMATION
                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                    March 31,                  December 31,
                                                                                      1998                         1997
ASSETS                                                                             (Unaudited)


Current assets:
   Cash and cash equivalents                                                        $        317,902            $       1,507,641
   Accounts receivable, net of allowance for doubtful
          accounts of $72,000 (1998) and $69,000 (1997)                                    5,704,157                    6,459,074
   Other current assets                                                                    4,166,540                    4,589,501
                                                                              -----------------------     ------------------------
                                                                              -----------------------     ------------------------
          Total current assets                                                            10,188,599                   12,556,216
                                                                              -----------------------     ------------------------
                                                                              -----------------------     ------------------------
Property and equipment (Note 4):
   Oil and gas properties (full cost method)                                              79,205,396                   76,562,279
   Land, plant and equipment                                                               9,004,519                    8,368,405
                                                                              -----------------------     ------------------------
                                                                              -----------------------     ------------------------
                                                                                          88,209,915                   84,930,684
   Less accumulated depletion and depreciation                                          (35,013,745)                 (22,325,276)
                                                                              -----------------------     ------------------------
                                                                              -----------------------     ------------------------
          Total property and equipment                                                    53,196,170                   62,605,408
                                                                              -----------------------     ------------------------
                                                                              -----------------------     ------------------------

Other assets                                                                               2,341,038                    2,495,322
                                                                              -----------------------     ------------------------
                                                                              =======================     ========================
                                                                                      $   65,725,807             $     77,656,946
                                                                              =======================     ========================
                                                                              =======================     ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                           $   10,598,799             $     10,104,519
   Income taxes payable                                                                      998,995                      733,887
   Current portion of long-term debt                                                      26,943,731                   13,441,542
                                                                              -----------------------     ------------------------
                                                                              -----------------------     ------------------------
          Total current liabilities                                                       38,541,525                   24,279,948

Long-term debt, net of current portion (Note 4)                                            5,855,725                   19,609,855
Other liabilities and deferred taxes                                                         186,293                      862,999
Minority interest in consolidated subsidiary                                                 751,024                      752,570

Preferred stock - $.001 par value, authorized
       50,000,000 shares; issued and
      outstanding 10,000 shares                                                            8,661,450                    8,511,450
Commitments and contingencies (Note 6)
Stockholders' equity:
   Common stock - no par value, authorized
     150,000,000 shares; issued and outstanding
     10,967,393 (1998) and 10,883,908 (1997) shares                                           10,967                       10,884
   Capital in excess of par value                                                         16,759,966                   17,321,680
   Retained earnings (deficit)                                                           (4,966,209)                    7,200,292
   Unearned compensation                                                                                                (803,000)
                                                                                                   -
   Cumulative translation adjustment                                                        (74,934)                     (89,732)
                                                                              -----------------------     ------------------------
                                                                              -----------------------     ------------------------
          Total stockholders' equity                                                      11,729,790                   23,640,124
                                                                              -----------------------     ------------------------
                                                                              -----------------------     ------------------------

                                                                                      $   65,725,807             $     77,656,946
                                                                              =======================     ========================




                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                                                                              1998                      1997
                                                                              -----                     ----

Revenues:
   Oil and gas sales                                                         $     6,109,831             $ 9,668,592
   Other                                                                             363,638               (105,118)
                                                                      -----------------------     -------------------
                                                                      -----------------------     -------------------
            Total revenues                                                         6,473,469               9,563,474
                                                                      -----------------------     -------------------
                                                                      -----------------------     -------------------

Expenses:
   Production costs                                                                3,704,877               4,245,210
   General and administrative                                                      1,622,802                 926,422
   Depletion, depreciation and amortization                                        2,019,409               1,586,960
   Writedown of oil and gas properties                                            10,700,000
                                                                                                                   -
                                                                      -----------------------     -------------------
                                                                      -----------------------     -------------------
            Total  expenses                                                       18,047,088               6,758,592
                                                                      -----------------------     -------------------
                                                                      -----------------------     -------------------

Operating income (loss)                                                         (11,573,619)               2,804,882
                                                                      -----------------------     -------------------
                                                                      -----------------------     -------------------

Other income (expense):
   Other                                                                              56,010                 203,439
   Interest expense                                                                (727,210)               (390,800)
                                                                      -----------------------     -------------------
                                                                      -----------------------     -------------------
                 Total other income (expense)                                      (671,200)               (187,361)
                                                                      -----------------------     -------------------
                                                                      -----------------------     -------------------

            Income (loss) before income taxes                                   (12,244,819)               2,617,521

Provision (benefit) for taxes on income (loss)                                     (221,618)               1,087,509
Minority interest in earnings (loss) of
   consolidated subsidiary                                                           (6,701)                  88,430
                                                                      -----------------------     -------------------
                                                                      -----------------------     -------------------

            Net income (loss)                                                $  (12,016,500)             $ 1,441,582
                                                                      =======================     ===================
                                                                      =======================     ===================

            Comprehensive income (loss)                                      $  (12,001,702)             $ 1,418,358
                                                                      =======================     ===================
                                                                      =======================     ===================

Net earnings (loss) per common share:
            Basic                                                       $             (1.11)         $          0.14
                                                                      =======================     ===================
                                                                      =======================     ===================

            Diluted                                                     $             (1.11)         $          0.12
                                                                      =======================     ===================
                                                                      =======================     ===================

Weighted average common shares outstanding:
            Basic                                                                 10,917,991              10,442,356
                                                                      =======================     ===================
                                                                      =======================     ===================

            Diluted                                                               10,917,991              12,017,860
                                                                      =======================     ===================





                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                                                                                                 1998                     1997
                                                                                                 ----                     ----



Cash flows from operating activities:
   Net income (loss)                                                                       $  (12,016,500)            $  1,441,582
   Adjustments to reconcile net income (loss) to net cash
     provided by operations:
        Depletion, depreciation and amortization                                                 2,019,409               1,586,960
        Writedown of oil and gas properties                                                     10,700,000
                                                                                                                                 -
        Deferred tax benefit                                                                     (685,550)
                                                                                                                                 -
        Compensation expense attributable to issuance of Common
           Stock options and shares of Common Stock                                                137,977
                                                                                                                            -
        Minority interest in earnings (loss) of consolidated subsidiary                            (6,701)                  88,430
        Gain on issuance of shares of subsidiary                                                                            (5,533)
                                                                                                       -
        Changes in:
             Accounts receivable                                                                   759,147                 458,035
             Other assets                                                                          320,531                 340,271
             Accounts payable and accrued liabilities                                              748,505               2,638,402
                                                                                        -----------------------    -----------------
                                                                                        -----------------------    -----------------
             Net cash provided by operating activities                                           1,976,818               6,548,147
                                                                                        -----------------------    -----------------
                                                                                        -----------------------    -----------------

Cash flows from investing activities:
   Expenditures for property and equipment                                                     (2,854,204)             (5,826,396)
                                                                                        -----------------------    -----------------
                                                                                        -----------------------    -----------------
             Net cash used in investing activities                                             (2,854,204)             (5,826,396)
                                                                                        -----------------------    -----------------
                                                                                        -----------------------    -----------------

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                                                                        4,551,129
                                                                                                        -
   Principal payments on notes payable and long-term debt                                        (618,040)             (5,490,159)
   Decrease in notes receivable                                                                    222,406                  89,223
   Net proceeds from exercise of Common Stock options                                               82,500                 130,000
                                                                                        -----------------------    -----------------
                                                                                        -----------------------    -----------------
            Net cash used in financing activities                                                (313,134)               (719,807)
                                                                                        -----------------------    -----------------
                                                                                        -----------------------    -----------------

Effect of exchange rate changes on cash and cash equivalents                                                               (2,536)
                                                                                                       781
                                                                                        -----------------------    -----------------
                                                                                        -----------------------    -----------------
Net decrease  in cash                                                                           (1,189,739)                   (592)
Cash at beginning of period                                                                      1,507,641                 734,036
                                                                                        -----------------------    -----------------
                                                                                        -----------------------    -----------------

Cash at end of period                                                                    $         317,902           $     733,444
                                                                                        =======================    =================



                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     Page 22

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1997 and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of March 31, 1998, and the consolidated results of operations for the three month periods ended March 31, 1998 and 1997 and the consolidated cash flows for the three month periods ended March 31, 1998 and 1997.

In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income." FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company adopted FAS No. 130 in 1998. Adoption of this statement did not have a material impact on the financial statements of the Company for the three months ended March 31, 1998.

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

2. Statements of Cash Flows

Following is certain supplemental information regarding cash flows for the three month periods ended March 31, 1998 and 1997:


                                                                                   1998                  1997
                                                                                   ----                  ----

          Interest paid                                                   $     685,954      $        313,676
                                                                            ============         =============

          Income taxes paid                                               $     129,892      $        234,459
                                                                            ============         =============


Non-cash investing and financing transactions:

Debentures in the principal amount of $24,000, less related costs of $3,108, were converted into 5,485 shares of Common Stock during the three months ended March 31, 1998.

The Company incurred credits to Stockholders' Equity in the amounts of $22,600 and $77,500 resulting from the issuance of fully vested stock options and performance shares of Common Stock, respectively, to a consultant during the three months ended March 31, 1998.

The quarterly dividend obligation of $150,000 on the Series A Preferred Stock that was due and payable on March 31, 1998 was settled by an increase to that issue's Conversion Amount.

Options to acquire 125,000 shares of Common Stock issued to a consultant in May 1997 resulted in deferred compensation expense of $909,000. Of this amount, $106,000 was reported as compensation expense during the year ended December 31, 1997. The options were cancelled in March 1998, resulting in a credit to Stockholders' Equity in the amount of $37,877 and a reduction of deferred compensation expense in the amount of $765,123 during the three months ended March 31, 1998.

Fee interest in an oil property owned by the Company was acquired by seller-provided financing in the amount of $375,000 during the three months ended March 31, 1998.

Cumulative foreign currency translation gains (losses) of $19,172 and ($25,760) were recorded during the three month periods ended March 31, 1998 and 1997, respectively.

Debentures in the principal amount of $1,992,000, less related costs of $155,122, were converted into 455,295 shares of Common Stock during the three months ended March 31, 1997.

3.  Oil and Gas Properties

The Company periodically reviews the carrying value of its oil and gas properties in accordance with requirements of the full cost method of accounting. Under these rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties ("ceiling"). Application of this ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a writedown for accounting purposes if the ceiling is exceeded. At March 31, 1998, the capitalized costs for the United States cost center exceeded the calculated ceiling amount by approximately $10.7 million, resulting in a charge against operations of that amount.

4. Long-Term Debt

Long-term debt consists of the following at March 31, 1998:

            9% convertible senior subordinated debentures - due 2005                          $   3,575,000
            Revolving loan agreement with a bank                                                 17,100,000
            Term loan agreements with a bank                                                      8,661,769
            Demand loan agreement with a bank                                                     2,239,752
            Capital lease obligations                                                               499,571
            Promissory note                                                                         348,364
            Term loan with a bank                                                                   375,000
                                                                                         -------------------
                                                                                                 32,799,456
            Less current portion                                                                 26,943,731
                                                                                         ===================
                                                                                              $   5,855,725
                                                                                         ===================



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

Debentures in the amount of $9,051,000 had been converted into 2,068,728 shares of Common Stock as of December 31, 1997. An additional $24,000 of Debentures were converted into 5,485 shares of Common Stock during the three months ended March 31, 1998.

The revolving loan ("Agreement") is subject to semi-annual redeterminations and is presently scheduled to convert to a three-year term loan on July 1, 1999. Funds advanced under the facility are collateralized by substantially all of the Company's U.S. oil and gas producing properties and the common stock of its principal subsidiaries. The Agreement also provides for a second borrowing base term loan of which $3.4 million was borrowed for the purpose of development of oil and gas properties in California, with the outstanding balance ($3.0 million) at March 31, 1998, due April 30, 1998. At March 31, 1998, the borrowing bases for the two loans were $17.1 million and $3.0 million, respectively. Interest on the two loans is payable at the prime rate plus 0.25%, or LIBOR rate pricing options plus 2.25%. The weighted average interest rate for borrowings outstanding under the loans at March 31, 1998 was 7.9%. The Agreement requires, among other things, that the Company maintain at least a 1 to 1 working capital ratio, stockholders' equity of $18.0 million, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends and advancing funds in excess of specified limits to affiliates. On March 30, 1998, the Agreement was amended to provide for deferrals of borrowing base reductions in the amount of $542,000 per month for a period of three months.

In September 1997, the Company borrowed $9.7 million from its principal commercial lender to finance the acquisition cost of a producing oil and gas property. Interest is payable at the prime rate (8.5% at March 31, 1998) plus 3.0%. On December 31, 1997, a principal payment in the amount of $7.0 million was made reducing the outstanding balance to $2.7 million due April 30, 1998.

In November 1997 the Company established a term loan ($3.0 million) with its principal commercial lender. Interest is payable at the prime rate (8.5% at March 31, 1998) plus 3.0%, with the outstanding balance ($3.0 million) at March 31, 1998, due April 30, 1998. Payment of this loan is personally guaranteed by the Company's Chief Executive Officer.

Loans in the aggregate principal amount of $8.7 million that matured on April 30, 1998, were neither paid nor extended. Based on the events described above, the entire principal indebtedness to the bank ($25.8 million) has been classified as currently payable at March 31, 1998.

The Company's Canadian subsidiary has available a demand revolving reducing loan in the face amount of $2.8 million. Interest is payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (7.25% at March 31, 1998). The loan is collateralized by the subsidiary's oil and gas producing properties, and a first and fixed floating charge debenture in the principal amount of $3.6 million over all assets of the company. The borrowing base reduces at the rate of $56,000 per month. In accordance with the terms of the loan agreement, $676,000 of the loan balance is classified as currently payable at March 31, 1998. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default.

The Company leases certain equipment under agreements that are classified as capital leases. Lease payments vary from three to four years. The effective interest rate on the total amount of capitalized leases at March 31, 1998 was 8.8%.

The promissory note ($348,364) is due to the seller of an oil and gas property, which was acquired by the Company in December 1997. The note bears interest at the rate of 13.5%, and is classified as a current liability.

The promissory note ($375,000) is due to the seller of a fee interest in property in which the Company owns mineral interests. The note bears interest at the rate of 9.5%, is scheduled for repayment in monthly installments to a maturity date of February 2001, and is collateralized by the fee interest acquired by the Company.

 5. Common Stock and Stock Options

In March 1998, the Company issued options to acquire 30,000 shares of Common Stock to a consultant. The options have an exercise price equal to the market value at date of grant and are fully vested. The Company recognized compensation expense of $22,600 in the three months ended March 31, 1998, attributable to the option grant.

In March 1998, the Company issued 20,000 performance shares of Common Stock to a consultant and recognized compensation expense of $77,500 in the three months ended March 31, 1998.

As of March 31, 1998, the Company had outstanding options to acquire 490,000 shares of Common Stock to certain employees of the Company. These options, which are not covered by the Incentive Equity Plan, become exercisable ratably over a period of five years from the date of issue. The exercise price of the options, which ranges from $1.25 to $4.38, is the fair market value of the Common Stock at the date of grant. There is no contractual expiration date for exercise of a portion of these options. Options to acquire 58,000 shares of Common Stock were exercised during the three months ended March 31, 1998. Options to acquire 338,000 shares of Common Stock were exercisable at March 31, 1998.

On May 30, 1997, the Company issued options to acquire 470,000 and 125,000 shares of Common Stock to certain employees and a consultant, respectively, in accordance with the provisions of the 1996 Incentive Equity Plan. Options to acquire 22,500 shares of Common Stock granted to certain employees were subsequently cancelled. The options have an exercise price equal to the market value at date of grant and become exercisable over various periods ranging from two to five years from the date of grant. No options were exercised as of March 31, 1998. The Company recognized deferred compensation expense of $909,000 in the year ended December 31, 1997, resulting from the grant to the consultant. Of this amount, $106,000 was reported as compensation expense during the year ended December 31, 1997, and an additional $37,877 was reported as compensation expense during the three months ended March 31, 1998. The option grant was cancelled in March 1998, and the unamortized portion of deferred compensation expense was reversed from the applicable accounts.

In May 1997, the Company's stockholders approved the Company's 1997 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), which provided that each non-employee director shall be granted, as of the date such person first becomes a director and automatically on the first day of each year thereafter for so long as he continues to serve as a non-employee director, an option to acquire 3,000 shares of the Company's Common Stock at fair market value at the date of grant. For as long as the director continues to serve, the option shall vest over five years at the rate of 20% per year on the first anniversary of the date of grant. Subject to shareholder approval, the Board of Directors increased the number of shares of the Company's Common Stock subject to option from 3,000 to 15,000 vesting 20% per year. Subject to certain adjustments, a maximum of 250,000 options to purchase shares (or shares transferred upon exercise of options received) may be outstanding under the Directors Plan. At March 31, 1998, a total of 45,000 options had been granted under the Directors Plan.

6. Contingencies

The Company is subject to extensive Federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.


Environmental Contingencies

Pursuant to the purchase and sale agreement of an asphalt refinery in Santa Maria, California, the sellers agreed to perform certain remediation and other environmental activities on portions of the refinery property for a five year period to June 1999. Because the purchase and sale agreement contemplates that the Company might also incur remediation obligations with respect to the refinery, the Company engaged an independent consultant to perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the sellers are responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. Should the sellers not complete the work during the five-year period, because of uncertainties in the language of the agreement, there is some risk that a court could interpret the agreement to shift the burden of remediation to the Company. The Company, however, believes that all required remediation will be completed by the sellers within the five-year period. Environmental compliance surveys such as those the Company has had performed are limited in their scope and should not be expected to disclose all environmental contamination as may exist.

In accordance with the Articles of Association for the Cocorna Concession, the Concession expired during the quarter ended March 31, 1997, and the property interest reverted to Ecopetrol. The property is presently under operation by Ecopetrol. Under the terms of the acquisition of the Concession, the Company and the operator were required to perform various environmental remedial operations, which the operator advises have been substantially, if not wholly, completed. The Company and the operator are awaiting an inspection of the Concession area by Colombian officials to determine whether the government concurs with the operator's conclusions. Based upon the advice of the operator, the Company does not anticipate any significant future expenditures associated with the environmental requirements for the Cocorna Concession.

In 1993, the Company acquired a producing mineral interest in California from a major oil company ("Seller"). At the time of acquisition, the Company's investigation revealed that the Seller had suffered a discharge of diluent (a light oil based fluid which is often mixed with heavier grade crudes). The purchase agreement required the Seller to remediate the area of the diluent spill. After the Company assumed operation of the property, the Company became aware of the fact that diluent was seeping into a drainage area, which traverses the property. The Company took action to eliminate the fluvial contamination and requested that the Seller bear the cost of remediation. The Seller has taken the position that its obligation is limited to the specified contaminated area and that the source of the contamination is not within the area that the Seller has agreed to remediate. The Company has commenced an investigation into the source of the contamination to ascertain whether it is physically part of the area which the Seller agreed to remediate or is a separate spill area. Investigation and discussions with the Seller are ongoing. Should the Company be required to remediate the area itself, the cost to the Company could be significant. The Company has spent approximately $240,000 to date in remediation activities, and present estimates are that the cost of complete remediation could approach $1.0 million. Since the investigation is not complete, an accurate estimate of cost cannot be made.

In 1995, the Company agreed to acquire, for less than $50,000, an oil and gas interest in California on which a number of oil wells had been drilled by the seller. None of the wells were in production at the time of acquisition. The acquisition agreement required that the Company assume the obligation to abandon any wells that the Company did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company would be obtained. The Company was unable to secure all of the requisite consents to transfer the property but nevertheless may have the obligation to abandon the wells. The leases have expired and the Company is presently considering whether to attempt to secure new leases. The Company has been unable to determine its exposure to third parties if the Company elects to plug and abandon such wells without first obtaining necessary consents. A preliminary estimate of the cost of abandoning the wells and restoring the well sites is approximately $800,000.

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

7. Subsequent Event

Approximately $8.7 million in principal amount of bank debt matured for payment on April 30, 1998. The Company and its bank were in discussions to restructure the terms of the loan agreement and extend the maturities of the short-term loans to a time which would accommodate the proposed business combination with Omimex provided that a $2.0 million payment was made on April 30, 1998 and a definitive agreement with Omimex was executed. The definitive agreement with Omimex has not as yet been concluded and the Company was unable to make the $2.0 million payment. Therefore, no extension was secured and the $8.7 million of principal indebtedness remains due and payable. The Company is continuing its discussions with the bank in an attempt to restructure the indebtedness and is continuing its discussions with Omimex to negotiate a definitive agreement. The bank has not declared the loan in default by giving notice to the Company as required pursuant to the terms of the loan agreement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Possible Business Combination

In early 1998, the Board of Directors of the Company engaged CIBC-Oppenheimer, Inc. ("Oppenheimer"), an investment banking firm, to explore ways to enhance shareholder values. This engagement was prompted by several factors, predominately the declining price of Common Stock and the lack of working capital available to the Company. In March 1998, Oppenheimer presented the Board with its recommendations, which included exploring a possible business combination of the Company with another oil and gas company. In March 1998, the Company achieved a preliminary agreement with Omimex Resources, Inc., a privately held Fort Worth, Texas oil and gas company ("Omimex") which operates a substantial portion of the Company's producing properties, to enter into a business combination. At this time, all of the details of the business combination have not been fully negotiated. However, it is intended that all of the assets of the Company, except possibly for its California operations, would be combined with the assets of Omimex, with the Company being the surviving corporation. The economic terms of the transaction include issuing Common Stock to the shareholders of Omimex on a basis proportionate to the respective net asset values of the two companies, determined by replacing the property accounts on the respective balance sheets with the present value, calculated at a ten percent discount, of the proved reserves of the apposite company and adjusting that number for other assets and liabilities. Credit is to be given for oil and gas properties deemed to have exploration or development potential. Should a definitive agreement be obtained and the combination consummated, it is expected that the Company will issue Common Stock to the holders of Omimex stock resulting in such holders owning in the range of sixty percent of the then outstanding Common Stock. Management of Omimex would become management of the Company, which would be headquartered in Fort Worth, Texas. The Company's California operations, if excluded from the transaction, may be sold or combined into an existing subsidiary, the shares of which would be distributed proportionately to the Company's shareholders. Consummation of the transaction would require the consent of the holders of the Company's 9% Convertible Senior Subordinate Debentures due 2005 ("the Debentures"), the consent of the holders of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock"), shareholder approval, various governmental approvals and agreement on various matters which are yet unresolved.

Acquisition, Exploration and Development

Drilling activity during the quarter ended March 31, 1998, consisted of the drilling and completion of four gross (1.0 net) development oil wells in Colombia. On March 9, 1998, drilling commenced on an exploratory prospect in Glenn County, California, in which the Company will earn a 20% working interest if the well is commercial. At March 31, 1998, the drilled depth was at approximately 6,000 feet with a scheduled total depth of approximately 8,250 feet.

On April 9, 1998, the Company completed the acquisition of additional working interests from one of the joint interest partners in the two Louisiana properties that had been acquired by the Company in 1996 and 1997. Consideration for the two acquisitions consisted of the assumption of indebtedness owed to the Company as a result of the original purchases, and the issuance of 200,000 shares of Common Stock. As a result of the acquisitions, the Company now owns a 50.73% working interest in the Manila Village property, and a 100.0% working interest in the Potash Field.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Oil and Gas Producing Operations

Results of the Company's oil and gas producing activities for the three month periods ended March 31, 1998 and 1997, are as follows:


Three Months Ended March 31, 1998                                             United
---------------------------------

                                                         Total                States               Canada             Colombia
                                                    -----------------     ----------------     ----------------   -----------------

Oil and gas sales                                        $ 6,109,831          $ 3,668,143           $  432,453         $ 2,009,235
Production costs                                         $ 3,704,877          $ 2,490,011           $  184,924         $ 1,029,942
Depletion                                                $ 1,838,648          $ 1,542,600           $  108,848         $   187,200
General and administrative expenses                      $ 1,527,753          $ 1,334,258           $  138,318        $     55,177

Oil volume (Bbls)                                            489,965              256,152               20,140             213,673
Gas volume (Mcf)                                             744,294              574,001              170,293
                                                                                                                                 -
Barrels of oil equivalent (BOE)                              614,013              351,818               48,522             213,673

Average per BOE:
   Sales price                                         $        9.95         $      10.43         $       8.91       $        9.40
   Production costs                                    $        6.03        $        7.08         $       3.81       $        4.82
   Depletion                                           $        2.99        $        4.38         $       2.24       $        0.88
   General and administrative expenses                 $        2.49        $        3.79         $       2.85       $        0.26

Three Months Ended March 31, 1997                                             United
---------------------------------
                                                         Total                States               Canada             Colombia
                                                    -----------------     ----------------     ----------------   -----------------

Oil and gas sales                                        $ 9,668,592          $ 5,623,441           $  737,230         $ 3,307,921
Production costs                                         $ 4,245,210          $ 2,318,381           $  223,262         $ 1,703,567
Depletion                                                $ 1,450,049          $   855,914          $    69,102         $   525,033
General and administrative expenses                      $   892,331          $   754,477           $  101,672        $     36,182

Oil volume (Bbls)                                            534,459              258,609               27,674             248,176
Gas volume (Mcf)                                             563,630              396,426              167,204
                                                                                                                                 -
Barrels of oil equivalent (BOE)                              628,397              324,680               55,541             248,176

Average per BOE:
   Sales price                                          $      15.39         $      17.32         $      13.27        $      13.33
   Production costs                                    $        6.76        $        7.14         $       4.02       $        6.86
   Depletion                                           $        2.31        $        2.64         $       1.24       $        2.12
   General and administrative expenses                 $        1.42        $        2.32         $       1.83       $        0.15




Results of Refining Operations:

In June 1995, the Company entered into a processing agreement with an unaffiliated company pursuant to which the latter company purchases crude oil (including that produced by the Company), delivers the crude oil to the Company's refinery, reimburses the Company's out of pocket costs for refining, then markets the asphalt and other refinery products. Profits from the refinery operations (computed after recovery of crude oil costs and other costs of operations) are generally shared equally by the Company and the unaffiliated company. The processing agreement has a term that ends December 31, 1998, and the Company does not intend to renew the arrangement on its present terms. The Company may negotiate an alternative arrangement with the other company or may assume complete responsibility for the services currently provided by the other company, including marketing and financing of working capital for crude oil purchases, operating expenses, asphalt inventory and accounts receivable.

Processing operations for the three month periods ended March 31, 1998 and 1997 are as follows:


                                                                  1998            1997
                                                                  ----            ----


                         Crude oil throughput (Bbls)                345,241          285,000

                         Production:
                         Asphalt (tons)                              38,228           32,000
                         Other products (Bbls)                      131,166          105,000

                         Sales:
                         Asphalt (tons)                              10,061           25,000
                         Other products (Bbls)                      159,044           91,000

                         Processing fee income                    $  50,616     $          -


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The asphalt refining business is seasonal in nature, and is influenced by several factors, including weather conditions in the marketing area. A majority of the Company's processing fee income is attributable to asphalt sales which are recorded during the period April to October.

1998 compared to 1997

Oil and Gas Sales

Oil and gas sales decreased 37.1% to $6.1 million for the three month period ended March 31, 1998, from $9.7 million for the three month period ended March 31, 1997. Average sales price per BOE decreased 35.3% to $9.95 for the three month period ended March 31, 1998, from $15.39 per BOE for the same period in 1997.

In the United States, production from the Company's mid-continent properties increased 52.6%, to 125,900 BOE for the three month period ended March 31, 1998, from 82,500 BOE for the same period in 1997. The increase was primarily attributable to the Company's property acquisitions in Louisiana in November 1996 and September 1997. Average sales price per BOE decreased 35.2% to $12.59 in 1998 from $19.44 in 1997. As a result of the production increase and the price decrease, oil and gas sales from these properties were unchanged at $1.6 million. Production volumes from the Company's Michigan properties were unchanged; however, average sales price per BOE decreased 36.9% to $12.72 in 1998 from $20.15 in 1997, resulting in a 36.8% decrease in oil and gas sales to $486,000 in 1998 from $769,000 in 1997. Production from the Company's California properties decreased 7.9% to 187,800 BOE in 1998 from 204,000 BOE in 1997. Severe weather conditions resulting in flooding and loss of electrical power hampered production during the three month period ended March 31, 1998, resulting in a decrease in production of approximately 29,000 BOE. Average sales price per BOE decreased 46.6% to $8.51 in 1998 from $15.93 in 1997. The decreases in production and sales price per BOE resulted in a 51.5% decrease in oil and gas sales to $1.6 million in 1998 from $3.3 million in 1997.

In Canada, production decreased 12.6% to 48,500 BOE in 1998 from 55,500 BOE in 1997, and sales price per BOE decreased 32.9% to $8.91 in 1998 from $13.27 in 1997, resulting in a 41.4% decrease in oil and gas sales to $432,000 in 1998 from $737,000 in 1997.

Production from the Company's Colombia properties decreased 13.8% to 213,700 BOE in 1998, from 248,000 BOE in 1997. Of this decrease, approximately 20,000 BOE was attributable to reversion of the Cocorna Concession property in February 1997; the remainder was due to normal production declines partially offset by production resulting from the development drilling program that began in May 1997. Sales price per BOE decreased 29.5% to $9.40 in 1998 from $13.33 in 1997. The decreases in production and sales price per BOE resulted in a 39.4% decrease in oil and gas sales to $2.0 million in 1998 from $3.3 million in 1997.

Other Revenues

Other revenues increased 446.7% to $364,000 for the three month period ended March 31, 1998, from a loss of $105,000 for the same period in 1997. The increase was due primarily to additional Velasquez-Galan Pipeline operating expenses in the amount of $414,000 which were invoiced to the Company by the facility's operator in the first quarter of the year 1997.

Production Costs

Production costs decreased 11.9% to $3.7 million for the three month period ended March 31, 1998, from $4.2 million for the same period in 1997. Average production costs per BOE decreased 10.8%, to $6.03 in 1998 from $6.76 in 1997.

In the United States, production increased 8.2%, to 351,800 BOE for the three month period ended March 31, 1998, from 325,000 BOE for the same period in 1997. Production costs per BOE decreased 0.8%, to $7.08 in 1998 from $7.14 in 1997. The increase in production volume and decrease in production costs per BOE resulted in a 8.7% increase in production costs to $2.5 million in 1998 from $2.3 million in 1997.

In Canada, production decreased 12.6%, to 48,500 BOE in 1998 from 55,500 BOE in 1997. Production costs per BOE decreased 5.2% to $3.81 in 1998 from $4.02 in 1997. The decreases in production and production costs per BOE resulted in a 17.0% decrease in production costs to $185,000 in 1998 from $223,000 in 1997.

In Colombia, production decreased 13.7%, to 214,000 BOE in 1998 from 248,000 BOE in 1997. Production costs per BOE decreased 29.7%, to $4.82 in 1998 from $6.86 in 1997. The decreases in production and production costs per BOE resulted in a 41.1% decrease in production costs, to $1.0 million in 1998 from $1.7 million in 1997.

General and Administrative Expenses

General and administrative expenses increased 72.8% to $1.6 million for the three month period ended March 31, 1998, from $926,000 for the same period of 1997. The overall increase in general and administrative expenses was due principally to the increase in employment in the Company's domestic offices to support its scheduled oil and gas property drilling programs and expected levels of operations.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization expenses increased 25.0% to $2.0 million for the three month period ended March 31, 1998, from $1.6 million for the same period of 1997. Depletion expense increased 20.0% to $1.8 million for the three month period ended March 31, 1998, from $1.5 million for the same period of 1997. The increase was primarily attributable to domestic production volume increases for the three month period ended March 31, 1998, and capital costs recorded by the Company in its full cost pools and anticipated future development and abandonment costs to be incurred in connection with the management of its oil and gas properties. Depreciation and amortization expenses increased 39.2%, to $181,000 for the three month period ended March 31, 1998, from $130,000 for the same period of 1997.

Writedown of Oil and Gas Properties

The Company incurred a cost center ceiling writedown in the amount of $10.7 million attributable to its United States cost center in the three month period ending March 31, 1998. During the period the price of West Texas Intermediate crude oil decreased 14.5% to $13.25 per barrel at March 31, 1998, from $15.50 per barrel at December 31, 1997. Application of March 31, 1998, oil prices to the Company's predominantly heavy oil reserves, which sell at a discount to higher gravity oil, resulted in a significant reduction to the present value of future net revenues at that date.

Other Income (Expense)

Other income (expense) decreased 72.4% to income of $56,000 for the three month period ended March 31, 1998, from income of $203,000 for the same period of 1997. The change was primarily due to non-recurring gains realized by the Company in the three month period ended March 31, 1997.

Interest Expense

Interest expense increased 85.9% to $727,000 for the three month period ended March 31, 1998, from $391,000 for the same period of 1997. The change was principally due to a 116.8% increase in borrowings from the Company's principal commercial lender to $25.8 million at March 31, 1998, from $ 11.9 million at March 31, 1997, resulting from loan proceeds used to fund a property acquisition and development drilling activities. The weighted average interest rate for such indebtedness increased 22 basis points, to 8.71% at March 31, 1998, from 8.49% at March 31, 1997.

Provision (Benefit) for Taxes on Income (Loss)

The Company recorded a net tax benefit of $222,000 for the three month period ended March 31, 1998 due to an operating loss for that period, and a tax provision of $1.1 million for the three month period ended March 31, 1997.

Net Income (Loss)

Net income (loss) decreased to a loss of $12.0 million for the three month period ended March 31, 1998, from net income of $1.4 million for the same period of 1997. The decrease reflects the changes in oil and gas sales, other revenues, production costs, general and administrative expenses, depletion, depreciation and amortization expenses, writedown of oil and gas properties, interest expense, other income (expense) and provision (benefit) for taxes on income
(loss) discussed above.

The Company's oil and gas producing business is not seasonal in nature. Liquidity and Capital Resources

Since 1991, the Company's strategy has emphasized growth through the acquisition of producing properties with significant exploration and development potential. The Company recently expanded its focus to emphasize drilling, enhanced recovery methods and increased production efficiencies. During the past five years, the Company financed its acquisitions and other capital expenditures primarily through secured bank financing, the creation of joint interest operations and production payment obligations, and sales of Common Stock, Preferred Stock and the Debentures. During 1997, the Company's capital expenditures did not produce expected increases in reserves, which, when coupled with the decline in oil and gas prices, reduced the amount of reserves against which the Company could borrow and the projected cash flow with which to service debt. The Company has a working capital deficit due principally to the reclassification as a current liability of the entire indebtedness with its principal commercial lender. In connection with the contemplated business combination with Omimex Resources, Inc., the Company is in discussions with its bank to arrange for an extension of its debt to a date following the closing of the business combination. It is expected that the bank debt of both companies will, following the merger, be consolidated in one credit facility. Apart from these discussions, the Company is negotiating the sale of certain non-core oil and gas assets and real estate assets, the proceeds of which would be applied to reduce the bank loan and provide working capital.

The Company's capital expenditure budget for 1998 is dependent upon the price for which its oil and gas is sold and upon the ability of the Company to obtain external financing. Subject to these variables, the Company has budgeted a minimum of $12.0 million and a maximum of $18.3 million for 1998 capital expenditures. As presently scheduled, the majority of these expenditures are to commence during the second calendar quarter and continue throughout the remainder of 1998. A significant portion of the capital expenditures budget is discretionary. Due to the decline in oil prices during the first quarter of 1998, the Company deferred certain capital programs. The Company may elect to make further deferrals of capital expenditures if oil prices remain at current levels.

Summary cash flow information for the three month periods ended March 31, 1998 and 1997 is as follows:


                                                                             1998                      1997
                                                                             ----                      ----


                  Net cash provided by operating activities            $  1,977,000              $  6,548,000

                  Net cash used in investing activities                 $(2,854,000)              $(5,826,000)

                  Net cash used in financing activities                $(   313,000)             $(   720,000)


Working Capital

The Company's working capital deficit increased $16.7 million to a deficit of $28.4 million at March 31, 1998, from a deficit of $11.7 million at December 31, 1997. This decrease was primarily due to the reclassification as a current liability of all of the Company's long-term debt with its principal commercial lender. A net increase of $2.7 million in accounts payable, accrued liabilities and income taxes payable over accounts receivable and cash balances during the three month period ended March 31, 1998, was due primarily to costs incurred for the Company's drilling and development activities and contributed to the increase in the working capital deficit.

In that the current maturities of the Company's bank debt are in excess of the Company's apparent ability to meet such obligations as they come due, the Company's auditors have included an explanatory paragraph in their opinion on the Company's 1997 financial statement to state that there is substantial doubt as to the Company's ability to continue as a going concern. In the past, the Company has demonstrated ability to secure capital through debt and equity placements, and believes that, if given sufficient time, it will be able to obtain the capital required to continue its operations. Further, the Company is in negotiations to divest itself of certain of its non-core and gas assets and possibly its real estate assets, with the proceeds of such divestitures to be applied to reduction of its bank debt. There can be no assurance that the Company will be successful in obtaining capital on favorable terms, if at all. Additionally, there can be no assurance that the assets which are the present object of the Company's divestitures efforts will be sold at prices sufficient to reduce the bank debt to levels acceptable to the bank in order to allow for a restructuring resulting in the elimination of the "Going Concern" opinion.

The Company is taking actions to address the working capital deficit. It is in discussions with institutions to secure capital either by the placement of debt or equity. Discussions have been held with the Company's principal lender to restructure indebtedness to allow sufficient time for the contemplated business combination to be concluded.

Operating Activities

The Company's operating activities during 1998 provided net cash flow of $2.0 million. Changes in the non-cash components of working capital were responsible for $1.8 million of this amount.

Cash flows from operating activities provided net cash flow of $6.5 million in 1997.

Investing Activities

Investing   activities   during  1998,   consisting  of  oil  and  gas  property
acquisition, development and exploration expenditures, resulted in a net cash outflow of $2.9 million.

Investing activities during 1997, consisting principally of oil and gas property acquisition, development and exploration expenditures, resulted in a net cash outflow of $5.8 million.

Financing Activities

Financing activities during 1998, consisting principally of payments on long term debt, reduced by collections on notes receivable, resulted in net cash outflow of $313,000.

Financing activities during 1997, which resulted in a net cash outflow of $720,000, consisted principally of activity on the Company's revolving line of credit.

Credit Facilities

In September 1993, the Company established a reducing, revolving line of credit with Bank One, Texas, N.A. to provide funds for the retirement of a production note payable, the retirement of other short-term fixed rate indebtedness and for working capital. At March 31, 1998, the borrowing base under the revolving loan was $17.1 million subject to a monthly reduction of $400,000, of which $17.1 million was outstanding.

The Company has a second borrowing base credit facility to fund development projects in California. At March 31, 1998, $3.0 million was outstanding that matured for payment on April 30, 1998. The payment was not made and the note maturity was not extended. In September 1997, the Company borrowed $9.7 million from Bank One, Texas, N.A. to fund the acquisition cost of the Potash Field property. On December 31, 1997, a principal payment in the amount of $7.0 million was made, reducing the outstanding balance to $2.7 million, due on April 30, 1998. The payment was not made and the note maturity was not extended.

In November, 1997, the Company secured a short term loan in the face amount of $3.0 million with Bank One, Texas, N.A. to be advanced in a series of tranches as needed to fund working capital requirements. Amounts outstanding under the loan bear interest at the rate of prime plus 3% and matured for payment on April 30, 1998. At March 31, 1998, the loan was fully advanced. The payment was not made and the note maturity was not extended.

Pursuant to an amendment dated December 31, 1997, to the loan agreement with Bank One, Texas N.A., the Company was required to make a payment of $3.0 million in April 1998 and a minimum payment of $3.0 million in June 1998, in addition to its scheduled monthly payments of principal and interest. On March 30, 1998, the loan agreement with Bank One, Texas, N.A. was amended to provide for a deferral of monthly reductions totaling $542,000 to the borrowing base loans for the period February to April 1998. In addition, the previous requirement for a $3.0 million payment due April 1, 1998, was reduced to $2.0 million and the payment was extended to April 30, 1998. This payment, which was to be applied to the aggregate $8.7 million in debt due on April 30, 1998, has not been made.

Loans in the aggregate principal amount of $8.7 million that matured on April 30, 1998, were neither paid nor extended. Based on the events described above, the entire principal indebtedness to the bank ($25.8 million) has been classified as currently payable at March 31, 1998.

The Company's Canadian subsidiary has a demand revolving reducing loan in the face amount of $2.8 million, that reduces at the rate of $56,000 per month. At March 31, 1998, the loan was fully advanced with an outstanding balance of $2.2 million.

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

                           PART II - OTHER INFORMATION

ITEM 5:  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


o Exhibits filed for the quarter ended March 31, 1998 are as follows:

EXHIBIT NUMBER     DESCRIPTION

11.1                                  Computation of Earnings per Common Share

27.1                                  Financial Data Schedule


o Reports filed under Form 8-K during the quarter ended March 31, 1998 are as follows:


    FORM           DATE                              FILING


Form 8-K           January 16, 1998                  Item 5. Other Material Events, including the
                                                             issuance of Series A Convertible Preferred Stock
                                                             and an amendment of the loan
                                                             agreement.

Form 8-K           March 31, 1998                    Item 5. Other Material Events, including the
                                                             proposed business combination with Omimex Resources, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SABA PETROLEUM COMPANY



Date: May 20, 1998                                     By:  /S/ Ilyas Chaudhary
                                                            -------------------
                                                                Ilyas Chaudhary
                                                                Chief Executive Officer
                                                                (Principal Executive
                                                                 Officer)





Date: May 20, 1998                                      By: /S/ Walton C. Vance
                                                            ------------------
                                                                Walton C. Vance
                                                                Chief Financial Officer
                                                                (Principal Financial and
                                                                 Accounting Officer)