Form 10-K/A
period 1997-12-31
SABA PETROLEUM CO
filed 1998-07-06
CIK 312340

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                               AMENDMENT NO. 1 TO
                                    FORM 10-K


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

 Title of each class                                       Name of each Exchange
                                                             on which registered
Convertible Senior Subordinated Debentures               American Stock Exchange
Common Stock, $0.001 Par Value                           American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

 On April 13, 1998, the aggregate market value of shares of voting stock of Registrant held by non-affiliates was approximately $25,051,992 based on a closing sales price on the American Stock Exchange of $3.50.

As of April 13, 1998, 10,947,393 shares of the Registrant's Common Stock were outstanding.

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12, and 13 of Part III of this annual report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]
                                                        -1-

Saba Petroleum Company hereby amends its report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1998, by substituting the following text in replacement of the same text which appears on the indicated page numbers of the original filing:


                                                  PART I

    Louisiana


    The Company acquired an 80% working interest in the Potash Field in September 1997 and subsequent to 1997 year end acquired the remaining 20% working interest. The proved reserves to the Company's interest in the field are approximately 13.9 Bcf and approximately 1.3 MMBbl. Current (as of April 1998) production from the field is averaging 375 Bopd and 4.0 MMcfd. Increases in productivity and possibly reserves are expected to be achieved through completion of a number of potential zones presently behind pipe in existing wells. These potential producing zones range in depth from 1,500 to 15,000 feet. Further technical programs, including a possible 3-D seismic shoot, are planned to evaluate the exploration potential of the Company lands associated with this field. The Company owned a 40.5% working interest in the Manila Village field and subsequent to year end 1997 acquired an additional 10.2% working interest. The Company's net reserves, including the 1998 acquired interest, are approximately 327 MBbl and 156 MMcf. Current gross production is averaging 900 BOEPD. A workover of a shut-in well is scheduled for 1998 in order to increase field production. A 3-D seismic program is being interpreted to determine additional opportunities to further develop this field.

Proved undeveloped reserves: Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Item 2.  Description of Property


     The proved developed and proved undeveloped oil and gas reserve figures (see "Glossary" for a definition of those terms according to the rules of the Securities and Exchange Commission, which have been applied in estimating presented in this report are estimates based on reserve reports prepared by independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves (see "Glossary" for a definition), comprise a substantial portion of the Company's reserves and, by definition, had not been developed at the time of the engineering estimate. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were fixed under existing contracts. There can be no assurance that such prices will be realized or that the estimated production volumes will be produced during the periods specified in such reports. At December 31, 1997, the price of West Texas Sweet Intermediate Crude (a benchmark crude), was $15.50 per barrel and the comparable price at March 31, 1998 was $13.25per barrel. Quotations for the comparable periods for natural gas were $2.45 per Mcf and $2.20 per Mcf, respectively. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on the Company and its operations.

                                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Santa Maria, State of California, on the 1st day of July, 1998.

Date:  July 1, 1998                                  SABA PETROLEUM COMPANY
      ------------------------------

(Registrant)

By: /s/

Dr. Charles A. Kohlhaas
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 1st day of July, 1998, on behalf of the Registrant in the capacities indicated:


Signature                                            Title


/s/                                                  Chairman of the Board, Chief Executive Officer
   Ilyas Chaudhary                                   and Director

/s/                                                   Chief Financial Officer, Vice President,
   Walton C. Vance                                   Secretary and Director (Principal Financial
                                                     and Accounting Officer)


/s/                                                  Director
   Alex S. Cathcart


/s/                                                  Director
   Faysal Sohail

/s/                                                  Director
   Ron Ormand

/s/                                                  Director
William N. Hagler

                                                         -49-