Form 10-Q
period 1998-06-30
SABA PETROLEUM CO
filed 1998-08-19
CIK 312340

Page 2


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

                         For the quarterly period ended
                                  June 30, 1998

                         Commission File Number 1-12322

--------------------------------------------------------------------------------

                             SABA PETROLEUM COMPANY

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     47-0617589
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

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

YES   X                             NO_____

     At August 14, 1998, 11,052,393 shares of Common Stock, $.001 par value, were outstanding.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES


                                    CONTENTS

                                                                                               Page(s)

   PART I. - FINANCIAL INFORMATION

   Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1998
            (Unaudited) and December 31, 1997                                                      3

            Condensed Consolidated Statements of Operations for the
            Six and Three Month Periods Ended June 30, 1998 and 1997 (Unaudited)                   4

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and 1997 (Unaudited)                                    5

            Notes to Condensed Consolidated Financial Statements (Unaudited)                    6 - 12

   Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                        13 - 23

   PART II. - OTHER INFORMATION

   Item 5. Other Information                                                                      24

   Item 6. Exhibits and Reports on Form 8-K                                                       24

   SIGNATURES                                                                                     25





                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


The accompanying notes are an integral part of these consolidated financial statements

                                     Page 5

                                                                                       June 30,                  December 31,
                                                                                        1998                        1997
ASSETS                                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                                                          $        329,335            $       1,507,641
   Accounts receivable, net of allowance for doubtful
          accounts of $72,000 (1998) and $69,000 (1997)                                      5,070,057                    6,459,074
   Other current assets                                                                      3,360,230                    4,589,501
                                                                                -----------------------    -------------------------
                                                                                -----------------------    -------------------------
          Total current assets                                                               8,759,622                   12,556,216
                                                                                -----------------------    -------------------------
                                                                                -----------------------    -------------------------
Property and equipment (Note 4):
   Oil and gas properties (full cost method)                                                82,851,486                   76,562,279
   Land, plant and equipment                                                                 9,024,144                    8,368,405
                                                                                -----------------------    -------------------------
                                                                                -----------------------    -------------------------
                                                                                            91,875,630                   84,930,684
   Less accumulated depletion and depreciation                                            (43,253,743)                 (22,325,276)
                                                                                -----------------------    -------------------------
                                                                                -----------------------    -------------------------
          Total property and equipment                                                      48,621,887                   62,605,408
                                                                                -----------------------    -------------------------
                                                                                -----------------------    -------------------------

Other assets                                                                                 1,150,014                    2,495,322
                                                                                -----------------------    -------------------------
                                                                                =======================    =========================
                                                                                        $   58,531,523             $     77,656,946
                                                                                =======================    =========================
                                                                                =======================    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                             $   12,201,337             $     10,104,519
   Income taxes payable                                                                      1,215,191                      733,887
   Current portion of long-term debt                                                        28,473,395                   13,441,542
                                                                                -----------------------    -------------------------
                                                                                -----------------------    -------------------------
          Total current liabilities                                                         41,889,923                   24,279,948

Long-term debt, net of current portion (Note 4)                                              5,565,121                   19,609,855
Other liabilities and deferred taxes                                                         1,199,068                      862,999
Minority interest in consolidated subsidiary                                                   682,461                      752,570

Preferred stock - $.001 par value, authorized
       50,000,000 shares; issued and outstanding
      8,000 (1998) and 10,000 (1997) shares                                                  7,049,170                    8,511,450
Commitments and contingencies (Note 7)
Stockholders' equity:
   Common stock - $.001 par value, authorized
     150,000,000 shares; issued and outstanding
     11,052,393 (1998) and 10,883,908 (1997) shares                                             11,052                       10,884
   Capital in excess of par value                                                           16,971,131                   17,321,680
   Retained earnings (deficit)                                                            (14,684,751)                    7,200,292
   Unearned compensation                                                                                                  (803,000)
                                                                                                     -
   Cumulative translation adjustment                                                         (151,652)                     (89,732)
                                                                                -----------------------    -------------------------
                                                                                -----------------------    -------------------------
          Total stockholders' equity                                                         2,145,780                   23,640,124
                                                                                -----------------------    -------------------------
                                                                                -----------------------    -------------------------

                                                                                        $   58,531,523             $     77,656,946
                                                                                =======================    =========================




                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Six Months                             Three Months
                                                                     Ended June 30,                          Ended June 30,

                                                               1998                  1997               1998                1997
                                                               -----                 -----              -----               ----
Revenues:
   Oil and gas sales                                     $    11,613,325         $ 17,363,664       $  5,503,494         $7,695,072
   Other                                                       1,265,920              471,763            902,282            576,881
                                                        --------------------   ------------------  -----------------   -------------
                                                        --------------------   ------------------  -----------------   -------------
            Total revenues                                    12,879,245           17,835,427          6,405,776          8,271,953
                                                        --------------------   ------------------  -----------------   -------------
                                                        --------------------   ------------------  -----------------   -------------

Expenses:
   Production costs                                            6,998,214            8,433,089          3,293,337          4,187,879
   General and administrative                                  3,713,294            2,098,533          2,090,492          1,172,111
   Depletion, depreciation and amortization                    3,854,540            3,233,287          1,835,131          1,646,327

   Writedown of oil and gas properties                        17,795,025              -                7,095,025              -

                                                        --------------------   ------------------  -----------------   -------------
                                                        --------------------   ------------------  -----------------   -------------
            Total  expenses                                   32,361,073           13,764,909         14,313,985          7,006,317
                                                        --------------------   ------------------  -----------------   -------------
                                                        --------------------   ------------------  -----------------   -------------

Operating income (loss)                                     (19,481,828)            4,070,518        (7,908,209)          1,265,636
                                                        --------------------   ------------------  -----------------   -------------
                                                        --------------------   ------------------  -----------------   -------------


:
   Other                                                       (536,586)              273,540          (592,596)             70,101
   Interest expense                                          (1,515,333)            (830,785)          (788,123)          (439,985)
                                                        --------------------   ------------------  -----------------   -------------
                                                        --------------------   ------------------  -----------------   -------------
                 Total other income (expense)                (2,051,919)            (557,245)        (1,380,719)          (369,884)
                                                        --------------------   ------------------  -----------------   -------------
                                                        --------------------   ------------------  -----------------   -------------

            Income (loss) before income taxes              (21,533,747)             3,513,273         (9,288,928)           895,752

Provision for taxes on income                                  108,458              1,470,000            330,076            382,491

Minority interest in earnings (loss) of
   consolidated subsidiary                                     (48,540)                94,391            (41,839)             5,961

                                                        --------------------   ------------------  -----------------   -------------
                                                        --------------------   ------------------  -----------------   -------------

            Net income (loss)                            $  (21,593,665)        $   1,948,882       $(9,577,165)        $   507,300
                                                        ====================   ==================  =================   =============
                                                        ====================   ==================  =================   =============

            Comprehensive income                         $  (21,655,585)        $   1,930,415       $(9,653,883)        $   512,057
                                                        ====================   ==================  =================   =============
                                                        ====================   ==================  =================   =============

Net earnings (loss) per common share:

            Basic                                        $        (2.00)        $        0.18       $     (0.88)         $     0.05
                                                        ====================   ==================  =================   =============
                                                        ====================   ==================  =================   =============


            Diluted                                       $       (2.00)         $       0.18       $     (0.88)         $     0.05
                                                        ====================   ==================  =================   =============
                                                        ====================   ==================  =================   =============

Weighted average common shares outstanding:
            Basic                                            10,963,602           10,547,160         11,008,712         10,650,814
                                                        ====================   ==================  =================   =============
                                                        ====================   ==================  =================   =============

            Diluted                                          10,963,602           11,530,431         11,008,712         11,532,913
                                                        ====================   ==================  =================   =============
                                                        ====================   ==================  =================   =============





                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                           1998                    1997
                                                                                           ----                    ----

Cash flows from operating activities:
   Net income (loss)                                                                     $  (21,593,665)          $  1,948,882
   Adjustments to reconcile net income (loss) to net cash
     provided by operations:
        Depletion, depreciation and amortization                                               3,854,540             3,233,287
        Writedown of oil and gas properties                                                   17,795,025
                                                                                                                             -
        Deferred tax benefit                                                                   (685,533)
                                                                                                                             -
        Compensation expense attributable to issuance of Common
           Stock options and shares of Common Stock                                             349,227
                                                                                                                     -
        Minority interest in earnings (loss) of consolidated subsidiary                         (48,539)                94,391
        Gain on issuance of shares of subsidiary                                                                       (5,533)
                                                                                                       -
        Changes in:
             Accounts receivable                                                                 852,785             1,563,136
             Other assets                                                                        382,215               149,463
             Accounts payable and accrued liabilities                                          2,900,531             1,910,006
                                                                                   ----------------------    ------------------
                                                                                   ----------------------    ------------------
             Net cash provided by operating activities                                         3,806,586             8,893,632
                                                                                   ----------------------    ------------------
                                                                                   ----------------------    ------------------

Cash flows from investing activities:
   Expenditures for property and equipment                                                   (4,629,795)          (12,531,621)
   Proceeds from sale of oil and gas properties                                                  394,086
                                                                                                                             -
   Decrease in notes receivable                                                                  225,857               200,586
                                                                                   ----------------------    ------------------
             Net cash used in investing activities                                           (4,009,852)          (12,331,035)
                                                                                   ----------------------    ------------------
                                                                                   ----------------------    ------------------

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                                              4,151,288            12,423,705
   Principal payments on notes payable and long-term debt                                    (3,451,991)           (9,105,508)
   Redemption of preferred stock                                                             (1,702,280)
                                                                                                                             -
   Preferred stock dividends paid                                                               (51,288)
                                                                                                                             -
   Net proceeds from exercise of Common Stock options                                             82,500               130,000
                                                                                   ----------------------    ------------------
                                                                                   ----------------------    ------------------
           Net cash provided by (used in)  financing activities                                (971,771)             3,448,197
                                                                                   ----------------------    ------------------
                                                                                   ----------------------    ------------------

Effect of exchange rate changes on cash and cash equivalents                                     (3,269)               (1,650)
                                                                                   ----------------------    ------------------
                                                                                   ----------------------    ------------------
Net increase (decrease)  in cash                                                             (1,178,306)
                                                                                                                         9,144
Cash at beginning of period                                                                    1,507,641               734,036
                                                                                   ----------------------    ------------------
                                                                                   ----------------------    ------------------

Cash at end of period                                                                  $         329,335         $     743,180
                                                                                   ======================    ==================

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     Page 26
1. General

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1997 and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of June 30, 1998, and the consolidated results of operations for the six and three month periods ended June 30, 1998 and 1997 and the consolidated cash flows for the six month periods ended June 30, 1998 and 1997.

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

2. Statements of Cash Flows

Following is certain supplemental information regarding cash flows for the six month periods ended June 30, 1998 and 1997:


                                                                                   1998                  1997
                                                                                   ----                  ----

          Interest paid                                                $      1,622,000      $        889,000
                                                                         ===============         =============

          Income taxes paid                                            $       -             $      1,640,000
                                                                         ===============         =============

Non-cash investing and financing transactions:

Debentures in the principal amount of $24,000, less related costs of $3,108, were converted into 5,485 shares of Common Stock during the six months ended June 30, 1998.

The Company incurred credits to Stockholders' Equity in the amounts of $22,600 and $288,750 resulting from the issuance of fully vested stock options and performance shares of Common Stock, respectively, during the six months ended June 30, 1998.

Quarterly dividend obligations on the Series A Preferred Stock that were due and payable on March 31, 1998 and June 30, 1998 in the total amount of $240,000 were settled by an increase to that issue's Conversion Amount.

Options to acquire 125,000 shares of Common Stock issued to a consultant in May 1997 resulted in deferred compensation expense of $909,000. Of this amount, $106,000 was reported as compensation expense during the year ended December 31, 1997. The options were cancelled in March 1998, resulting in a credit to Stockholders' Equity in the amount of $37,877 and a reduction of deferred compensation expense in the amount of $765,123 during the six months ended June 30, 1998.

The acquisition of two producing oil and gas properties in April 1998, at a total cost of $3,239,835, was partially funded by the assumption of accounts and notes receivable due to the Company in the amount of $2,390,354, and the issuance of a stock subscription payable recorded at a cost of $750,000.

Fee interest in an oil property owned by the Company was acquired in February 1998 by seller-provided financing in the amount of $375,000.

Debentures in the principal amount of $2,157,000 were converted into 493,006 shares of Common Stock during the six months ended June 30, 1997.

Cumulative foreign currency translation losses in the amount of $80,221 and $18,729 were recorded during the six month periods ended June 30, 1998 and 1997, respectively.

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

Crude oil prices continued to decline during the second quarter of 1998, resulting in an additional writedown of capitalized costs for the United States cost center in the amount of $6.5 million. Capitalized costs attributable to foreign operations in the amount of $595,000 were also charged to operations during the three months ended June 30, 1998.

4. Long-Term Debt


Long-term debt consists of the following at June 30, 1998:

            9% convertible senior subordinated debentures - due 2005                          $   3,575,000
            Revolving loan agreement with a bank                                                 16,500,000
            Term loan agreements with a bank                                                      6,661,769
            Demand loan agreement with a bank                                                     1,968,933
            Capital lease obligations                                                               463,835
            Promissory note                                                                         345,290
            Term loan with a bank                                                                   372,401
            Promissory note-Omimex                                                                4,151,288
                                                                                         -------------------
                                                                                                 34,038,516
            Less current portion                                                                 28,473,395
                                                                                         ===================
                                                                                              $   5,565,121
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

Debentures in the amount of $9,051,000 had been converted into 2,068,728 shares of Common Stock as of December 31, 1997. An additional $24,000 of Debentures were converted into 5,485 shares of Common Stock during the six months ended June 30, 1998.

The revolving loan ("Agreement") is subject to semi-annual redeterminations and is presently scheduled to convert to a three-year term loan on July 1, 1999. Funds advanced under the facility are collateralized by substantially all of the Company's U.S. oil and gas producing properties and the common stock of its principal subsidiaries. The Agreement also provides for a second borrowing base term loan of which $3.4 million was borrowed for the purpose of development of oil and gas properties in California, with the outstanding balance ($3.0 million) at June 30, 1998, due July 31, 1998. At June 30, 1998, the borrowing bases for the two loans were $16.5 million and $3.0 million, respectively. Interest on the two loans is payable at the prime rate plus 0.25%, or LIBOR rate pricing options plus 2.25%. The weighted average interest rate for borrowings outstanding under the loans at June 30, 1998 was 8.1%. The Agreement requires, among other things, that the Company maintain at least a 1 to 1 working capital ratio, stockholders' equity of $18.0 million, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends and advancing funds in excess of specified limits to affiliates. Effective May 1, 1998, the Agreement was amended to provide for borrowing base reductions in the amount of $300,000 per month beginning May 15, 1998.The Company was not in compliance with the financial covenants at June 30, 1998.

In September 1997, the Company borrowed $9.7 million from its principal commercial lender to finance the acquisition cost of a producing oil and gas property. Interest is payable at the prime rate (8.5% at June 30, 1998) plus 3.0%. Principal payments of $7.0 million on December 31, 1997, and $2.0 million on June 5, 1998, reduced the outstanding balance to $688,000 due July 31, 1998. Payment of this loan is personally guaranteed by the Company's Chief Executive Officer.

In November 1997 the Company established a term loan ($3.0 million) with its principal commercial lender. Interest is payable at the prime rate (8.5% at June 30, 1998) plus 3.0%, with the outstanding balance ($3.0 million) at June 30, 1998, due July 31, 1998. Payment of this loan is personally guaranteed by the Company's Chief Executive Officer.

Loans in the aggregate principal amount of $6.7 million that matured on July 31, 1998, were neither paid nor extended. Based on the events described above, the entire principal indebtedness to the bank ($23.2 million) has been classified as currently payable at June 30, 1998.

The Company's Canadian subsidiary has available a demand revolving reducing loan with a borrowing base of $2.0 million. Interest is payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (7.25% at June 30, 1998). The loan is collateralized by the subsidiary's oil and gas producing properties, and a first and fixed floating charge debenture in the principal amount of $3.6 million over all assets of the company. The borrowing base reduces at the rate of $54,500 per month. In accordance with the terms of the loan agreement, $654,000 of the total loan balance of $2.0 million is classified as currently payable at June 30, 1998. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default.

The Company leases certain equipment under agreements that are classified as capital leases. Lease payments vary from three to four years. The effective interest rate on the total amount of capitalized leases at June 30, 1998 was 8.8%.

The promissory note ($345,290) is due to the seller of an oil and gas property, which was acquired by the Company in December 1997. The note bears interest at the rate of 13.5%, and is classified as a current liability.

The promissory note ($372,401) is due to the seller of a fee interest in property in which the Company owns mineral interests. The note bears interest at the rate of 9.5%, is scheduled for repayment in monthly installments to a maturity date of February 2001, and is collateralized by the fee interest acquired by the Company.

In June 1998, the Company borrowed $4.2 million from Omimex Resources, Inc. (Omimex), of which $2.0 million was paid to the Company's principal commercial lender to reduce indebtedness under one of the Company's short-term loans, and the balance was used for a partial redemption of Preferred Stock in the face amount of $2.0 million, plus accrued dividends. Interest is payable at the prime rate (8.5% at June 30, 1998) plus 2.0%. The loan will be cancelled upon closing of the contemplated merger with Omimex, or, if the merger is terminated, the loan is due to be repaid within 90 days of such termination. The loan is collateralized by the Company's 50% interest in the Velasquez-Galan pipeline in Colombia.

 5.    Preferred Stock

In June, 1998, the Company redeemed 2,000 shares of Preferred Stock in the face amount of $2.0 million at a total cost of $2.15 million, which included a 5% redemption premium of $100,000 and accrued dividends of $51,000. The Company incurred a charge to operations in the amount of $398,000 in connection with the redemption. Accrued dividends for the second quarter of $120,000 on the remaining outstanding issue were deemed paid by an increase to the Preferred Stock's conversion amount.

 6. Common Stock and Stock Options

In March 1998, the Company issued options to acquire 30,000 shares of Common Stock to a consultant. The options have an exercise price equal to the market value at date of grant and are fully vested. The Company recognized compensation expense of $22,600 in the six months ended June 30, 1998, attributable to the option grant.

In March 1998, the Company issued 20,000 performance shares of Common Stock to a consultant and recognized compensation expense of $61,000 in the six months ended June 30, 1998.

In May 1998, the Company issued 85,000 performance shares to employees and consultants and recognized compensation expense of $228,000 in the six months ended June 30, 1998.

As of June 30, 1998, the Company had outstanding options to acquire 480,000 shares of Common Stock to certain employees of the Company. These options, which are not covered by the Incentive Equity Plan, become exercisable ratably over a period of five years from the date of issue. The exercise price of the options, which ranges from $1.25 to $4.38, is the fair market value of the Common Stock at the date of grant. There is no contractual expiration date for exercise of a portion of these options. Options to acquire 58,000 shares of Common Stock were exercised during the six months ended June 30, 1998. Options to acquire 340,000 shares of Common Stock were exercisable at June 30, 1998.

On May 30, 1997, the Company issued options to acquire 470,000 and 125,000 shares of Common Stock to certain employees and a consultant, respectively, in accordance with the provisions of the 1996 Incentive Equity Plan. Options to acquire 30,000 shares of Common Stock granted to certain employees were subsequently cancelled. The options have an exercise price equal to the market value at date of grant ($15.50) and become exercisable over various periods ranging from two to five years from the date of grant. No options were exercised as of June 30, 1998. Options to acquire 104,000 shares of Common Stock were exercisable at June 30, 1998. The Company recognized deferred compensation expense of $909,000 in the year ended December 31, 1997, resulting from the grant to the consultant. Of this amount, $106,000 was reported as compensation expense during the year ended December 31, 1997, and an additional $37,877 was reported as compensation expense during the six months ended June 30, 1998. The option grant was cancelled in March 1998, and the unamortized portion of deferred compensation expense was reversed from the applicable accounts.

In May 1997, the Company's stockholders approved the Company's 1997 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), which provided that each non-employee director shall be granted, as of the date such person first becomes a director and automatically on the first day of each year thereafter for so long as he continues to serve as a non-employee director, an option to acquire 3,000 shares of the Company's Common Stock at fair market value at the date of grant. For as long as the director continues to serve, the option shall vest over five years at the rate of 20% per year on the first anniversary of the date of grant. Subject to shareholder approval, the Board of Directors increased the number of shares of the Company's Common Stock subject to option from 3,000 to 15,000 vesting 20% per year. Subject to certain adjustments, a maximum of 250,000 options to purchase shares (or shares transferred upon exercise of options received) may be outstanding under the Directors Plan. At June 30, 1998, a total of 45,000 options had been granted under the Directors Plan. Options to acquire 9,000 shares of Common Stock were exercisable at June 30, 1998.

7. Contingencies

The Company is subject to extensive Federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.


Environmental Contingencies

The party who sold the asphalt refinery in Santa Maria, California, to the Company, agreed to remediate portions of the refinery property in a five-year period ending June 1999. Prior to the acquisition of the refinery, the Company had an independent consultant perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the seller is responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. The Company, however, believes that either all required remediation will be completed by the seller within the five-year period or the Company will provide the seller with additional time to complete the remediation. Should the seller not complete the work during the five year period, because of uncertainties in the language of the agreement, there is a risk that a court could interpret the agreement to shift the burden of remediation to the Company.

In addition, the Company had been advised in June 1998 by the seller's consulting engineers that groundwater monitoring conducted in May 1998 had revealed unacceptable levels of light hydrocarbons contamination. Groundwater monitoring wells have not shown evidence of groundwater contamination, with the exceptions of monitoring conducted in May 1998. The May 1998 results indicated the presence of benzene in all four monitoring wells which exceeds allowable limits. In addition, detectable amounts of toluene, ethylbenzene and xylenes were reported. Historically, BTEX compounds have not been detected in groundwater samples obtained since 1992. At the request of the Regional Water Quality Control Board (RWQCB), the wells were resampled in July 1998. Consistent with the historical analytical results, petroleum hydrocarbons were not detected in the July 1998 samples. The environmental contractor, who has used the same sampling protocol since 1992, could not identify any specific reason for the apparent inconsistency found in the May 1998 samples. The RWQCB has requested additional monitoring wells to be placed on site and on property directly west of the refinery perimeter. It is the Company's opinion that the additional wells will confirm historical results from the existing wells that ground water contamination has not occurred from past or present operation of the refinery. The Company believes that the contamination is attributable to its predecessor's operations, since the Company does not produce the particular contaminates at the refinery and such was produced by the Company's predecessor. Appropriate authorities have been notified of this condition.

Ultimate responsibility for remediation of the foregoing condition depends upon an interpretation of the contract of purchase and factual matters. The Company is in contact with its predecessor about the foregoing; however, no agreement has been reached on responsibility nor has the cost of remediation been estimated. Further, the owner of land adjoining the refinery, and the seller of said property to an affiliate of the Company, has advised the Company that his property has been contaminated by underground emissions from the refinery. This condition also creates an uncertainty as to whether remediation is the responsibility of the Company or its predecessor in interest. Discussions are also in progress with respect to this matter. Should the foregoing matters not be resolved satisfactorily, they may result in litigation. It is also possible that a failure to resolve the matters could result in significant liability to the Company. While the seller of the subject property retains a mortgaged interest in the property, the Company's subsidiary that operates the refinery has agreed to toll the statute of limitations for any claims by the seller against the subsidiary and to obtain the seller's prior consent prior to entering into any agreement with respect to hazardous materials on the property.

In accordance with the Articles of Association for the Cocorna Concession in Colombia, the Concession expired in February 1997, and the property interest reverted to Ecopetrol. The property is presently under operation by Ecopetrol. Under the terms of the acquisition of the Concession, the Company and the operator were required to perform various environmental remedial operations, which the operator advises have been substantially, if not wholly, completed. The Company and the operator are awaiting an inspection of the Concession area by Colombian officials to determine whether the government concurs with the operator's conclusions. Based upon the advice of the operator, the Company does not anticipate any significant future expenditures associated with the environmental requirements for the Cocorna Concession.

In 1993, the Company acquired a producing mineral interest in California from a major oil company ("Seller"). At the time of acquisition, the Company's investigation revealed that the Seller had suffered a discharge of diluent (a light oil based fluid which is often mixed with heavier grade crudes). The purchase agreement required the Seller to remediate the area of the diluent spill. After the Company assumed operation of the property, the Company became aware of the fact that diluent was seeping into a drainage area, which traverses the property. The Company took action to eliminate the fluvial contamination and requested that the Seller bear the cost of remediation. The Seller has taken the position that its obligation is limited to the specified contaminated area and that the source of the contamination is not within the area that the Seller has agreed to remediate. The Company has commenced an investigation into the source of the contamination to ascertain whether it is physically part of the area which the Seller agreed to remediate or is a separate spill area. Investigation and discussions with the Seller are ongoing. Should the Company be required to remediate the area itself, the cost to the Company could be significant. The Company has spent approximately $240,000 to date in remediation activities, and present estimates are that the cost of complete remediation could approach $750,000. Since the investigation is not complete, an accurate estimate of cost cannot be made.

In 1995, the Company agreed to acquire, for less than $50,000, an oil and gas interest in California on which a number of oil wells had been drilled by the seller. None of the wells were in production at the time of acquisition. The acquisition agreement required that the Company assume the obligation to abandon any wells that the Company did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company would be obtained. The Company was unable to secure all of the requisite consents to transfer the property but nevertheless may have the obligation to abandon the wells. The leases have expired and the Company is presently considering whether to attempt to secure new leases. The Company has been unable to determine its exposure to third parties if the Company elects to plug and abandon such wells without first obtaining necessary consents. A preliminary estimate of the cost of abandoning the wells and restoring the well sites is approximately $1.5 million.

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

7. Subsequent Event

Approximately $6.7 million in principal amount of bank debt matured for payment on July 31, 1998. Additionally, the Company was not in compliance with the loan agreement's financial covenants at June 30, 1998.The Company and its bank are in discussions to restructure the terms of the loan agreement and extend the maturities of the short-term loans to a time which would accommodate the proposed business combination with Omimex. The bank has not declared the loan in default by giving notice to the Company as required pursuant to the terms of the loan agreement.

The Company has negotiated, and continues to negotiate the sale of certain producing oil and gas assets and real estate assets, the proceeds of which have been and will continue to be applied to reduce bank indebtedness and provide working capital. At July 31, 1998, the Company had sold its interest in over 150 producing wells in Michigan, had entered into a sale agreement to sell its interest in two producing wells in Alabama, and was in negotiations to sell its interest in other domestic properties.

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

Possible Business Combination

In early 1998, the Board of Directors of the Company engaged CIBC-Oppenheimer, Inc. ("Oppenheimer"), an investment banking firm, to explore ways to enhance shareholder values. This engagement was prompted by several factors, predominately the declining price of Common Stock and the lack of working capital available to the Company. In March 1998, Oppenheimer presented the Board with its recommendations, which included exploring a possible business combination of the Company with another oil and gas company. In March 1998, the Company achieved a preliminary agreement with Omimex Resources, Inc., a privately held Fort Worth, Texas oil and gas company ("Omimex") which operates a substantial portion of the Company's producing properties, to enter into a business combination. In June 1998, the Company entered into the Merger Agreement with Omimex pursuant to which Omimex would acquire the Company in a reverse acquisition. The economic terms of the transaction include issuing Common Stock to the shareholders of Omimex on a basis proportionate to the respective net asset values of the two companies, determined by replacing the property accounts on the respective balance sheets with the present value, calculated at a ten percent discount, of the proved reserves of the apposite company and adjusting that number for other assets and liabilities. Credit is to be given for oil and gas properties deemed to have exploration or development potential. Should the combination be consummated, the Company will issue Common Stock to the holders of Omimex stock resulting in such holders owning in the range of sixty percent of the then outstanding Common Stock. Management of Omimex would become management of the Company, which would be headquartered in
Fort Worth, Texas. The Company's California operations, excluded from the transaction, may be sold or combined into an existing subsidiary, the shares of which would be distributed proportionately to the Company's shareholders. Consummation of the transaction requires the consent of the holders of the Company's 9% Convertible Senior Subordinate Debentures due 2005 ("the Debentures"), the consent of the holders of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") (whose consent has been received), shareholder approval, and various governmental approvals.

During August 1998, Omimex requested an extension of the October 31, 1998 termination date of the Merger Agreement. Both the Company and Omimex were of the view that it was highly unlikely that a Proxy Statement could be prepared, filed with the Securities and Exchange Commission and circulated to shareholders in time to meet the termination date. The delay in filing the Proxy materials was occasioned by unavailability to the Company in a timely manner of information required for preparation of the Proxy materials. The Company has declined to extend the termination date; however, it and Omimex are in discussion concerning possible revisions to the merger terms and an extension of the termination date.

The terms under which the Series A Preferred Stock were issued required that the Company cause to have declared effective by April 30, 1998, a registration statement covering the Common Stock underlying the Preferred Stock and certain warrants which were issued in connection with the issuance of the Preferred Stock. By agreement with the holders of the Preferred Stock, such date was extended to May 15, 1998. Because of the imminence of the merger with Omimex, proforma financial statements reflecting the merger were required to be contained in the registration statement.The Company was unable to comply with this requirement in a timely manner, as the information was not readily available. Under the terms of the Preferred Stock arrangement, the Company incurs a penalty of $20,000 per month per $1 million of outstanding Preferred Stock until the registration statement is declared effective. Included in the second quarter results is $262,000 accrued in respect of such penalty. The Company is discussing with Omimex the effect of such penalty on the merger.

In July 1998, the Company terminated the engagement of Oppenheimer effective August 1998.

Acquisition, Exploration and Development

Drilling activity during the quarter ended June 30, 1998, consisted of the drilling and completion of three gross (0.75 net) development oil wells in Colombia. In addition, three gross (0.75 net) wells in the Velasquez field in Colombia were recompleted in a different formation as the Company continued its plan to increase production from that property. On March 9, 1998, drilling commenced on an exploratory prospect in Glenn County, California, in which the Company earned a 20% working interest. During March and April, 1998, the prospect encountered shows of hydrocarbons at several intervals. At June 30, 1998, the drilled depth was at approximately 6,000 feet with a scheduled total depth of approximately 8,250 feet. Attempts were made to complete the well in several sections, but the completion attempts were unsuccessful and the well has been temporarily abandoned. Consideration is being given to drill a second exploratory well on this prospect, but no firm decision has been made.

In May 1998, drilling commenced on an exploratory well under one of two exploration licenses within a 123,000 acre exploration area in southern Great Britain in which the Company has a 37.5% working interest. Drilling of the test well did not produce any hydrocarbons and the well is being abandoned. Results from the initial well did not condemn the entire prospect and data obtained from the test well is being evaluated for further interpretation.

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


Results of Oil and Gas Producing Operations

Results of the Company's oil and gas producing  activities  for the six and three month periods ended June 30, 1998 and 1997, are as follows:


------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1998                                 Total                 USA               Canada           Colombia
------------------------------------------------------------------------------------------------------------------------------------


Oil and gas sales:
  Oil                                                        $  9,111,661        $  4,908,001        $   415,777        $ 3,787,883
  Gas                                                        $  2,501,664        $  2,161,901        $   339,763        $      -

Total oil and gas sales                                       $11,613,325        $  7,069,902        $   755,540        $ 3,787,883
Production costs                                             $  6,998,214        $  4,627,418        $   383,616        $ 1,987,180
Depletion                                                    $  3,494,214        $  2,895,570        $   218,644        $   380,000
General and administrative expenses                          $  3,519,697        $  3,109,155        $   292,966        $   117,576

Oil volume (Bbls)                                                 996,827             524,471             39,519            432,837
Gas volume (Mcf)                                                1,384,360           1,058,435            325,925               -

Barrels of oil equivalent (BOE)                                 1,227,554             700,877             93,840            432,837
Average per unit:
   Sales price-oil (Bbls)                                $           9.14        $       9.36        $     10.52       $       8.75

   Sales price-gas (Mcf)                                 $           1.81        $       2.04        $     1.04        $       -

   Production costs (BOE)                                $           5.70        $       6.60        $     4.09        $       4.59

   Depletion (BOE)                                       $           2.85        $       4.13        $     2.33        $       0.88

   General and administrative expenses (BOE)             $           2.87        $       4.44        $     3.12        $       0.27



------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1997                                 Total                 USA               Canada           Colombia
------------------------------------------------------------------------------------------------------------------------------------

Oil and gas sales:
  Oil                                                         $15,217,213        $  8,786,617       $    871,000        $ 5,559,596
  Gas                                                        $  2,146,451        $  1,768,341       $    378,110        $     -


Total oil and gas sales                                       $17,363,664         $10,554,958        $ 1,249,110        $ 5,559,596
Production costs                                             $  8,433,089        $  5,081,512       $    503,617        $ 2,847,960
Depletion                                                    $  2,938,140        $  1,792,000       $    155,805       $    990,335
General and administrative expenses                          $  2,039,535        $  1,723,788       $    216,788      $      98,959

Oil volume (Bbls)                                               1,066,407             555,784             54,822            455,801
Gas volume (Mcf)                                                1,096,629             732,222            364,407               -

Barrels of oil equivalent (BOE)                                 1,249,179             677,821            115,557            455,801

Average per unit:
   Sales price-oil (Bbls)                                 $         14.27     $         15.81     $        15.89      $       12.20
   Sales price-gas (Mcf)                                 $           1.96     $          2.42     $         1.04      $         -

   Production costs (BOE)                                $           6.75     $          7.50     $         4.36      $        6.25

   Depletion (BOE)                                         $         2.35     $          2.64     $         1.35     $         2.17

   General and administrative expenses (BOE)               $        1.63      $          2.54    $          1.88     $         0.22







------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1998                               Total                 USA               Canada           Colombia
------------------------------------------------------------------------------------------------------------------------------------

Oil and gas sales:
  Oil                                                        $  4,330,586        $  2,378,701        $   173,237        $ 1,778,648
  Gas                                                        $  1,172,908        $  1,023,058        $   149,850        $     -


Total oil and gas sales                                      $  5,503,494        $  3,401,759        $   323,087        $ 1,778,648
Production costs                                             $  3,293,337        $  2,137,407        $   198,692       $    957,238
Depletion                                                    $  1,649,975        $  1,352,979        $   109,796       $    187,200
General and administrative expenses                          $  1,991,941        $  1,774,894        $   154,648      $      62,399

Oil volume (Bbls)                                                 506,862             268,319             19,379            219,164
Gas volume (Mcf)                                                  640,066             484,434            155,632              -

Barrels of oil equivalent (BOE)                                   613,540             349,058             45,318            219,164

Average per unit:
   Sales price-oil (Bbls)                                 $          8.54     $          8.87     $         8.94     $         8.12
   Sales price-gas (Mcf)                                  $          1.83     $          2.11     $         0.96     $          -
   Production costs (BOE)                                 $          5.37     $          6.12     $         4.38     $         4.37
   Depletion (BOE)                                        $          2.69     $          3.88     $         2.42     $         0.85
   General and administrative expenses (BOE)              $          3.25     $          5.08     $         3.41     $         0.28


------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1997                               Total                 USA               Canada           Colombia
------------------------------------------------------------------------------------------------------------------------------------

Oil and gas sales:
  Oil                                                        $  6,890,003        $  4,276,582        $   361,746        $ 2,251,675
  Gas                                                       $     805,069       $     654,935        $   150,134        $      -


Total oil and gas sales                                      $  7,695,072        $  4,931,517        $   511,880        $ 2,251,675
Production costs                                             $  4,187,879        $  2,763,131        $   280,355        $ 1,144,393
Depletion                                                    $  1,488,091       $     936,086       $     86,703       $    465,302
General and administrative expenses                          $  1,147,204       $     969,311        $   115,116      $      62,777

Oil volume (Bbls)                                                 531,948             297,175             27,148            207,625
Gas volume (Mcf)                                                  532,999             335,796            197,203             -

Barrels of oil equivalent (BOE)                                   620,781             353,141             60,015            207,625

Average per unit:
   Sales price-oil (Bbls)                                  $        12.95      $        14.39      $       13.32      $       10.84
   Sales price-gas (Mcf)                                  $          1.51     $          1.95     $         0.76      $         -

   Production costs (BOE)                                 $          6.75     $          7.82     $         4.67     $         5.51
   Depletion (BOE)                                        $          2.40     $          2.65     $         1.44     $         2.24
   General and administrative expenses (BOE)              $          1.85     $          2.74     $         1.92     $         0.30


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

Processing operations for the six and three month periods ended June 30, 1998 and 1997 are as follows:





                                                                       Six Months                      Three Months
                                                                     Ended June 30,                   Ended June 30,
                                                                  1998            1997            1998             1997



                         Crude oil throughput (Bbls)                719,587          659,889         374,346          375,320

                         Production:
                         Asphalt (tons)                              77,425           72,855          40,404           40,937
                         Other products (Bbls)                      281,916          249,480         148,082          144,552

                         Sales:
                         Asphalt (tons)                              59,956           70,846          48,477           45,638
                         Other products (Bbls)                      277,422          226,933         124,308          135,588

                         Processing fee income                  $   545,200   $      212,200    $    494,600   $      212,200

The asphalt refining business is seasonal in nature, and is influenced by several factors, including weather conditions in the marketing area. A majority of the Company's processing fee income is attributable to asphalt sales which are recorded during the period April to October.

1998 compared to 1997

Oil and Gas Sales

Oil and gas sales decreased 33.3% to $11.6 million and 28.6% to $5.5 million for the six and three month periods ended June 30, 1998, from $17.4 million and $7.7 million for the same periods of 1997. Average sales price per BOE decreased 31.9% to $9.46 and 27.7% to $8.97 for the six and three month periods ended June 30, 1998, from $13.90 per BOE and $12.40 per BOE for the same periods of 1997.

In the United States, production from the Company's mid-continent properties increased 48.8% to 232,500 BOE and 44.6% to 106,600 BOE for the six and three month periods ended June 30, 1998, from 156,200 BOE and 73,700 BOE for the same periods of 1997. The increases were primarily attributable to the Company's property acquisitions in Louisiana in November 1996 and September 1997. Average sales price per BOE decreased 32.0% to $12.50 and 28.0% to $12.38 for the six and three month periods ended June 30, 1998, from $18.37 and $17.17 for the same periods of 1997. As a result of the production increases and the price decreases, oil and gas sales from these properties were unchanged at $2.9 million and $1.3 million for the six and three month periods ended June 30, 1998, from the same periods of 1997. Production volumes from the Company's Michigan properties decreased 4.2% to 73,800 BOE and 8.0% to 35,700 BOE for the six and three month periods ended June 30, 1998, from 77,000 BOE and 38,800 BOE for the same periods of 1997. Average sales price per BOE decreased 22.6% to $13.63 and 3.4% to $14.59 for the six and three month periods ended June 30, 1998, from $17.61 and $15.10 for the same periods of 1997, resulting in 28.6% and 11.3% decreases in oil and gas sales to $1.0 million and $520,000 for the six and three month periods ended June 30, 1998, from $1.4 million and $586,000 for the same periods of 1997. Production from the Company's California properties decreased 11.3% to 394,600 BOE and 14.1% to 206,800 BOE for the six and three month periods ended June 30, 1998, from 444,700 BOE and 240,700 BOE for the same periods of 1997. Severe weather conditions resulting in flooding and loss of electrical power hampered production during the first quarter of 1998, resulting in a decrease in production of approximately 29,000 BOE. Average sales price per BOE decreased 43.8% to $8.01and 41.0% to $7.55 for the six and three month periods ended June 30, 1998, from $14.24 and $12.80 for the same periods of 1997. The decreases in production and sales price per BOE resulted in decreases in oil and gas sales of 49.2% to $3.2 million and 48.4% to $1.6 million for the six and three month periods ended June 30, 1998, from $6.3 million and $3.1 million for the same periods of 1997.

In Canada, production decreased 18.9% to 93,800 BOE and 24.5% to 45,300 BOE for the six and three month periods ended June 30, 1998, from 115,600 BOE and 60,000 BOE for the same periods of 1997, and sales price per BOE decreased 25.5 % to $8.05 and 16.4% to $7.13 for the six and three month periods ended June 30, 1998, from $10.81 and $8.53 for the same periods of 1997, resulting in decreases in oil and gas sales of 37.0% to $755,500 and 36.9% to $323,100 for the six and three month periods ended June 30, 1998, from $1.2 million and $511,900 for the same periods of 1997.

Production from the Company's Colombia properties decreased 5.0% to 432,800 BOE and increased 5.6% to 219,200 BOE for the six and three month periods ended June 30, 1998, from 455,800 BOE and 207,600 BOE for the same periods of 1997. Approximately 20,000 BOE of the decrease for the six month period was attributable to reversion of the Cocorna Concession property in February 1997. The increase in the second quarter was attributed to production resulting from the development drilling and recompletion programs that began in May 1997. Sales price per BOE decreased 28.3% to $8.75 and 25.1% to $8.12 for the six and three month periods ended June 30, 1998, from $12.20 and $10.84 for the same periods of 1997. The production variances and decreases in sales price per BOE resulted in decreases in oil and gas sales of 32.1% to $3.8 million and 21.7% to $1.8 million for the six and three month periods ended June 30, 1998, from $5.6 million and $2.3 million for the same periods of 1997.

Other Revenues

Other revenues increased 175.5% to $1.3 million and 56.4% to $902.300 for the six and three month periods ended June 30, 1998, from $471,800 and $576,900 for the same periods of 1997. The increase for the six month period was due primarily to an increase in processing fee income of $333,000 from the Company's asphalt refinery, and an increase in net pipeline tariffs in Colombia due to non-recurring pipeline operating expenses in the amount of $414,000 which were invoiced to the Company by the facility's operator in the first quarter of the year 1997. The increase for the three month period was attributed to an increase in gross profit of $110,600 from the Company's agricultural operations and a increase in processing fee income of $282,400 from the Company's asphalt refinery.





Production Costs

Production costs decreased 16.7% to $7.0 million and 21.4% to $3.3 million for the six and three month periods ended June 30, 1998, from $8.4 million and $4.2 million for the same periods of 1997. Average production costs per BOE decreased 15.6% to $5.70 and 20.4% to $5.37 for the six and three month periods ended June 30, 1998 from $6.75 and $6.75 for the same periods of 1997.

In the United States, production increased 3.4% to 700,900 BOE and decreased 1.1% to 349,100 for the six and three month periods ended June 30, 1998, from 677,800 BOE and 353,100 BOE for the same periods of 1997. Production costs per BOE decreased 12.0%, to $6.60 and 21.7% to $6.12 for the six and three month periods ended June 30, 1998, from $7.50 and $7.82 for the same periods of 1997. The variances in production volume and decreases in production costs per BOE resulted in a 9.8% decrease to $4.6 million and a 25.0% decrease to $2.1 million of production costs for the six and three month periods ended June 30, 1998, from $5.1 million and $2.8 million from the same periods of 1997.

In Canada, production decreased 18.9% to 93,800 BOE and 24.5% to 45,300 BOE for the six and three month periods ended June 30, 1998, from 115,600 BOE and 60,000 BOE for the same periods of 1997. Production costs per BOE decreased 6.2% to $4.09 and 6.2% to $4.38 for the six and three month periods ended June 30, 1998, from $4.36 and $4.67 for the same periods of 1997. The decreases in production volume and production costs per BOE resulted in a 23.8% decrease to $383,600 and a 29.1% decrease to $198,700 of production costs for the six and three month periods ended June 30, 1998, from $503,600 and $280,400 for the same periods of 1997.

In Colombia, production decreased 5.0% to 432,800 BOE and increased 5.6% to 219,200 BOE for the six and three month periods ended June 30, 1998, from 455,800 BOE and 207,600 BOE for the same periods of 1997. Production costs per BOE decreased 26.6% to $4.59 and 20.7% to $4.37 for the six and three month periods ended June 30, 1998, from $6.25 and $5.51 for the same periods of 1997. The variances in production volume and decreases in production costs per BOE resulted in a 31.0% decrease to $2.0 million and a13.0% decrease to $957,200 of production costs for the six and three month periods ended June 30, 1998, from $2.9 million and $1.1 million for the same periods of 1997.

General and Administrative Expenses

General and administrative expenses increased 76.2% to $3.7 million and 75.0% to $2.1 million for the six and three month periods ended June 30, 1998, from $2.1 million and $1.2 million for the same periods of 1997. The overall increase in general and administrative expenses was due principally to the increase in employment levels to administer planned acquisitions and the Company's drilling programs. The Company incurred approximately $475,000 and $357,400 in expenses during the six and three month periods ended June 30, 1998, in connection with its efforts to restructure its commercial credit facilities and provide for additional financing and capitalization, including the planned merger with Omimex Resources, Inc. In addition, the Company incurred non-cash expenses in the amount of $349,200 and $211,300 in the six and three month periods ended June 30, 1998, attributable to the issuance of stock options and Common Stock.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization expenses increased 21.9% to $3.9 million and 12.5% to $1.8 million for the six and three month periods ended June 30, 1998, from $3.2 million and $1.6 million for the same periods of 1997. Depletion expense increased 20.7% to $3.5 million and 6.7% to $1.6 million for the six and three month periods ended June 30, 1998, from $2.9 million and $1.5 million for the same periods of 1997. The increases were primarily attributable to capital costs recorded by the Company in its full cost pools and anticipated future development and abandonment costs to be incurred in connection with the management of its oil and gas properties. Depreciation and amortization expenses increased 28.7%, to $360,300 and 19.6% to $179,600 for the six and three month periods ended June 30, 1998, from $279,900 and $150,200 for the same periods of 1997.



Writedown of Oil and Gas Properties

The Company incurred cost center ceiling writedowns of $17.2 million and $6.5 million for the six and three month periods ended June 30, 1998, attributable to its United States cost center During these periods, the price of West Texas Intermediate crude oil decreased 25.8% to $11.50 per barrel at June 30, 1998, and 14.5% to $13.25 per barrel at March 31, 1998, from $15.50 per barrel at December 31, 1997. Application of quarter ending oil prices to the Company's predominantly heavy oil reserves, which sell at a discount to higher gravity oil, resulted in significant reductions to the present value of future net revenues at each quarter ending date. Capitalized costs attributable to foreign operations in the amount of $595,000 were also charged to operations during the three months ended June 30, 1998.


Other Income (Expense)

Other income (expense) decreased 292.9% to expense of $527,600 and 932.5% to expense of $583,600 for the six and three month periods ended June 30, 1998, from income of $273,500 and $70,100 for the same periods of 1997. The changes were primarily due to charges incurred by the Company in the three months ended June 30, 1998, attributable to the partial redemption of its Preferred Stock ($397,700) and the accrual of a penalty ($262,000) for failing to cause to have declared effective a registration statement covering the common stock underlying the Preferred Stock.

Interest Expense

Interest expense increased 80.5% to $1.5 million and 81.2% to $797,100 for the six and three month periods ended June 30, 1998, from $830,800 and $440,000 for the same periods of 1997. The changes were principally due to a 117.9% increase in the weighted average of borrowings from the Company's principal commercial lender to $25.5 million for the six months ended June 30, 1998, from $11.7 million for the six months ended June 30, 1997, resulting from loan proceeds used to fund a property acquisition and development drilling activities. The weighted average interest rate for such indebtedness increased 17 basis points, to 9.25% for the six months ended June 30, 1998, from 9.08% for the six months ended June 30, 1997.

Provision (Benefit) for Taxes on Income (Loss)

The Company recorded net tax provisions of $108,500 and $330,100 for the six and three month periods ended June 30, 1998 due to foreign taxable income for those periods. The provision for the six month period ended June 30, 1998 was reduced for the tax benefits resulting from the loss for that period. Tax provisions of $1.5 million and $382,500 were recorded for the same periods of 1997.

Net Income (Loss)

Net income (loss) decreased to losses of $21.6 million and $9.6 million for the six and three month periods ended June 30, 1998, from net income of $1.9 million and $507,300 for the same periods of 1997. The decreases reflect the changes in oil and gas sales, other revenues, production costs, general and administrative expenses, depletion, depreciation and amortization expenses, writedown of oil and gas properties, interest expense, other income (expense) and provision (benefit) for taxes on income (loss) discussed above.


The Company's oil and gas producing business is not seasonal in nature.

Liquidity and Capital Resources

Since 1991, the Company's strategy has emphasized growth through the acquisition of producing properties with significant exploration and development potential. In 1996, the Company expanded its focus to emphasize drilling, enhanced recovery methods and increased production efficiencies. During the past five years, the Company financed its acquisitions and other capital expenditures primarily through secured bank financing, the creation of joint interest operations and production payment obligations, and sales of Common Stock, Preferred Stock and the Debentures. During 1997, the Company's capital expenditures did not produce expected increases in reserves, which, when coupled with the decline in oil and gas prices, reduced the amount of reserves against which the Company could borrow and cash flow with which to service debt and fund its ongoing operations. The Company has a working capital deficit due principally to this condition and the reclassification as a current liability of the entire indebtedness with its principal commercial lender. In connection with the contemplated business combination with Omimex Resources, Inc., the Company is in discussions with its bank to arrange for an extension of its short-term debt to a date following the closing of the business combination. It is expected that the bank debt of both companies will, following the merger, be consolidated in one credit facility. Apart from these discussions, the Company is negotiating the sale of certain producing oil and gas and real estate assets, the proceeds of which would be applied to reduce the bank indebtedness and provide working capital. In July 1998, the Company closed the sale of one of the designated properties and realized proceeds of $3.7 million.

The Company's capital expenditure budget for 1998 is dependent upon the price for which its oil and gas is sold and upon the ability of the Company to obtain external financing. A significant portion of the Company's capital expenditures budget as initially prepared in the amount of $12 million is discretionary. Due to the decline in oil prices during the first half of 1998, the Company deferred most of its capital programs and will make further deferrals in the second half of 1998 of capital expenditures if oil prices remain at current levels.

Summary cash flow information for the six month periods ended June 30, 1998 and 1997 is as follows:

                                                                                     1998                      1997
                                                                                     ----                      ----

Net cash provided by operating activities                                         $3,807,000               $  8,894,000

Net cash used in investing activities                                            $(4,010,000)              $(12,331,000)

Net cash provided by (used in) financing activities                              $  (972,000)             $  3,448,000



Working Capital

The Company's working capital deficit increased $21.4 million to a deficit of $33.1 million at June 30, 1998, from a deficit of $11.7 million at December 31, 1997. This decrease was due in part to the classification of the Company's revolving long-term debt of $13.0 million with its principal commercial lender as a current liability. A net increase of $6.4 million in accounts payable, accrued liabilities and income taxes payable over accounts receivable, cash balances and other current assets during the six month period ended June 30, 1998, was due primarily to costs incurred for the Company's drilling and development activities and contributed to the increase in the working capital deficit.


In addition, the Company borrowed $2.1 million from Omimex Resources, Inc. in June 1998 to fund a partial redemption of outstanding Preferred Stock. The indebtedness is classified as a current liability.

In that the current maturities of the Company's bank debt are in excess of the Company's apparent ability to meet such obligations as they come due, the Company's auditors included an explanatory paragraph in their opinion on the Company's 1997 financial statement to state that there is substantial doubt as to the Company's ability to continue as a going concern. In the past, the Company has demonstrated ability to secure capital through debt and equity placements, and believes that, if given sufficient time, it will be able to obtain the capital required to continue its operations. Further, the Company is in negotiations to divest itself of certain of its producing oil and gas assets and possibly its real estate assets, with the proceeds of such divestitures to be applied to reduction of its bank debt. There can be no assurance that the Company will be successful in obtaining capital on favorable terms, if at all. Additionally, there can be no assurance that the assets which are the present object of the Company's divestitures efforts will be sold at prices sufficient to reduce the bank debt to levels acceptable to the bank in order to allow for a restructuring resulting in the elimination of the "Going Concern" opinion.

The Company is taking actions to address the working capital deficit. Discussions have been held with the Company's principal lender to restructure indebtedness to allow sufficient time for the contemplated business combination to be concluded.

In conjunction with the Company's intention to divest of several producing properties in the mid-continent area, and in contemplation of the merger with Omimex Resources, Inc., the Company will close its Edmond, OK office on August 31, 1998. Employment levels in California have also been reduced as a result of the Company's decision to postpone additional development drilling in the Santa Maria Valley ("SMV") area, pending an increase in product prices and further evaluation of production performance from wells previously drilled in 1996 and 1997. In June 1998, the Company renegotiated the pricing structure for oil produced in the SMV and sold to its asphalt refinery. Such oil will now be sold at a minimum of $7.00 per barrel. Current postings are approximately $5.63 per barrel of oil. The Company produces approximately 1,500 barrels of oil per day in the SMV area.

Operating Activities

The Company's operating activities during 1998 provided net cash flow of $3.8 million. Changes in the non-cash components of working capital were responsible for $4.1 million of this amount.

Cash flows from operating activities provided net cash flow of $8.9 million in 1997. Changes in the non-cash components of working capital were responsible for $4.2 million of this amount.

Investing Activities

Investing   activities   during  1998,   consisting  of  oil  and  gas  property
acquisition, development and exploration expenditures, reduced by collections on notes receivable, resulted in a net cash outflow of $4.0 million.

Investing   activities   during  1997,   consisting  of  oil  and  gas  property
acquisition, development and exploration expenditures, reduced by collections on notes receivable, resulted in a net cash outflow of $12.3 million.

Financing Activities

Financing activities during 1998 resulted in net cash outflow of $971,800. Borrowings from Omimex Resources, Inc. provided $4.2 million in cash inflow. Cash outflow during the period was attributed to payments in the amount of $3.5 million and $1.7 million to reduce outstanding balances on the Company's credit facilities and to redeem a portion of Preferred Stock, respectively.

Financing activities during 1997 resulted in net cash inflow of $3.4 million. Net borrowings under the Company's credit facilities provided $3.3 million of this inflow. Proceeds from the exercise of options provided cash inflows in the amount of $130,000 during 1997.


Credit Facilities

In September 1993, the Company established a reducing, revolving line of credit with Bank One, Texas, N.A. to provide funds for the retirement of a production note payable, the retirement of other short-term fixed rate indebtedness and for working capital. At June 30, 1998, the borrowing base under the revolving loan was $16.5 million subject to a monthly reduction of $300,000, of which $16.5 million was outstanding.

The Company has a second borrowing base credit facility to fund development projects in California. At June 30, 1998, $3.0 million was outstanding that matured for payment on July 31, 1998. The payment was not made and the note maturity was not extended. In September 1997, the Company borrowed $9.7 million from Bank One, Texas, N.A. to fund the acquisition cost of the Potash Field property. Principal payments of $7.0 million on December 31, 1997, and $2.0 million on June 5, 1998, reduced the outstanding balance to $688,000, due on July 31, 1998. The payment was not made and the note maturity was not extended.

In November, 1997, the Company secured a short term loan in the face amount of $3.0 million with Bank One, Texas, N.A. to be advanced in a series of tranches as needed to fund working capital requirements. Amounts outstanding under the loan bear interest at the rate of prime plus 3% and matured for payment on July 31, 1998. At June 30, 1998, the loan was fully advanced. The payment was not made and the note maturity was not extended.

Loans in the aggregate principal amount of $6.8 million that matured on July 31, 1998, were neither paid nor extended. Based on the events described above, the entire principal indebtedness to the bank of $23.2 million has been classified as currently payable at June 30, 1998.

The Company's Canadian subsidiary has a demand revolving reducing loan with a borrowing base of $2.0 million, that reduces at the rate of $54,500 per month. At June 30, 1998, the loan was fully advanced with an outstanding balance of $2.0 million.

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

                           PART II - OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

Office Locations

In May 1998, the Company elected to close its Edmond, Oklahoma office effective August 31, 1998.

Directors and Officers

In June and July 1998, Messrs. Rodney C. Hill and Ronald Ormand, respectively, resigned as members of the Company's Board of Directors, leaving two vacancies on the Board.

In June 1998, Ilyas Chaudhary resigned as Chief Executive Officer of the Company and Alex S. Cathcart resigned as President and Chief Operating Officer, both in favor of the appointments of Charles A. Kohlhaas, Ph.D. as Chief Executive Officer and President and Imran Jattala as Executive Vice President and Chief Operating Officer. Messrs. Chaudhary and Cathcart had agreed to continue to provide consulting services to the Company on an as needed basis and at a level of compensation to be mutually agreed upon.

In July 1998, Walton C. Vance resigned as Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. In August, 1998, Ilyas Chaudhary's appointment as Chief Executive Officer and President of the Company was reinstated pursuant to the terminated employment of Dr. Kohlhaas, and Imran Jattala was appointed as the Company's Principal
Accounting Officer.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


 Exhibits filed for the quarter ended June 30, 1998 are as follows:

EXHIBIT NUMBER     DESCRIPTION

11.1                                   Computation of Earnings per Common Share

27.1                                   Financial Data Schedule


 Reports filed under Form 8-K during the quarter ended June 30, 1998 are as follows:

    FORM           DATE                              FILING


Form 8-K           June 16, 1998      Item 5. Other Material Events, including
                                              the Omimex merger agreement and an
                                              amendment of the loan agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SABA PETROLEUM COMPANY


Date: _August 19, 1998                                  By: /s/_________________
                                                            -------------------
                                                         Ilyas Chaudhary
                                                         Chief Executive Officer
                                                            (Principal Executive
                                                             Officer)





Date: August 19, 1998                                   By: /s/_______________
                                                            ------------------
                                                            Imran Jattala
                                                        Executive Vice President
                                                 (Principal  Accounting Officer)