Form 10-Q
period 1998-09-30
SABA PETROLEUM CO
filed 1998-11-19
CIK 312340

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

                         For the quarterly period ended
                               September 30, 1998

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

                  YES   X                            NO_____

At November 19, 1998, 11,052,393 shares of Common Stock, $.001 par value, were outstanding.

                             SABA PETROLEUM COMPANY

                                    CONTENTS


                                                                                       Page(s)

PART I.-FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1998
                  (Unaudited) and December 31, 1997                                     3

         Condensed Consolidated Statements of Operations for the nine and three month periods ended September 30, 1998 and
                  1997 (Unaudited)                                                      4

         CondensedConsolidated  Statements  of Cash  Flows  for the nine  months ended September 30, 1998 and 1997
                  (Unaudited)                                                           5

         Notes to Condensed Consolidated Financial Statements (Unaudited)               6-13

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             13-25


PART II.-OTHER INFORMATION

Item 1. Legal Proceedings                                                               25-26

Item 4. Submission of Matters to a Vote of Security Holders                             26-27

Item 5. Other Information                                                               27-28

Item 6. Exhibits and Reports on Form 8-K                                                28

SIGNATURES                                                                              29




                              The  accompanying  notes are an  integral  part of
these financial statements.


                                              PART I - FINANCIAL INFORMATION
                                         SABA PETROLEUM COMPANY AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,            December 31,
                                                                                   1998                     1997
ASSETS                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $ 1,186,671              $  1,507,641
   Accounts receivable, net of allowance for doubtful
          accounts of $78,000 (1998) and $69,000 (1997)                               5,386,432                 6,459,074
   Other current assets                                                               2,750,105                 4,589,501
                                                                            --------------------    ----------------------
                                                                            --------------------    ----------------------
          Total current assets                                                        9,323,208                12,556,216
                                                                            --------------------    ----------------------
                                                                            --------------------    ----------------------
Property and equipment (Note 4):
   Oil and gas properties (full cost method)                                         79,717,781                76,562,279
   Land, plant and equipment                                                          9,174,553                 8,368,405
                                                                            --------------------    ----------------------
                                                                            --------------------    ----------------------
                                                                                     88,892,334                84,930,684
   Less accumulated depletion and depreciation                                     (45,470,788)              (22,325,276)
                                                                            --------------------    ----------------------
                                                                            --------------------    ----------------------
          Total property and equipment                                               43,421,546                62,605,408
                                                                            --------------------    ----------------------
                                                                            --------------------    ----------------------

Other assets                                                                          1,176,320                 2,495,322
                                                                            --------------------    ----------------------
                                                                            ====================    ======================
                                                                                   $ 53,921,074              $ 77,656,946
                                                                            ====================    ======================
                                                                            ====================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                        $ 12,488,875              $ 10,104,519
   Income taxes payable                                                               1,413,494                   733,887
   Current portion of long-term debt                                                 25,172,694                13,441,542
                                                                            --------------------    ----------------------
                                                                            --------------------    ----------------------
          Total current liabilities                                                  39,075,063                24,279,948

Long-term debt, net of current portion (Note 4)                                       5,347,411                19,609,855
Other liabilities and deferred taxes                                                  1,677,974                   862,999
Minority interest in consolidated subsidiary                                            621,366                   752,570

Preferred stock - $.001 par value, authorized
       50,000,000 shares; issued and oustanding 8,000
       shares (1998) and 10,000 (1997)                                                7,169,170                 8,511,450
Commitments and contingencies (Note 7)
Stockholders' equity:
   Common stock - $.001 par value, authorized
     150,000,000 shares; issued and outstanding
     11,052,393 (1998) and 10,883,908 (1997) shares
                                                                                         11,052                    10,884
   Capital in excess of par value                                                    16,971,131                17,321,680
   Retained earnings (deficit)                                                     (16,709,302)                 7,200,292
   Unearned compensation                                                                                        (803,000)
                                                                                              -
   Cumulative translation adjustment                                                  (242,791)
                                                                                                                 (89,732)
                                                                            --------------------    ----------------------
                                                                            --------------------    ----------------------
          Total stockholders' equity                                                     30,090                23,640,124
                                                                            --------------------    ----------------------
                                                                            --------------------    ----------------------

                                                                                   $ 53,921,074              $ 77,656,946
                                                                            ====================    ======================




                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          Nine Months                             Three Months
                                                                      Ended September 30,                      Ended September 30,
                                                                   1998                 1997                 1998               1997
                                                                   -----                -----                -----              ----
Revenues:
   Oil and gas sales                                            $ 15,768,650          $25,282,361          $ 4,155,325   $ 7,918,697
   Other                                                           2,914,512            1,495,839            1,648,592     1,024,076
                                                         --------------------  -------------------  -------------------  -----------
                                                         --------------------  -------------------  -------------------  -----------
            Total revenues                                        18,683,162           26,778,200            5,803,917     8,942,773
                                                         --------------------  -------------------  -------------------  -----------
                                                         --------------------  -------------------  -------------------  -----------

Expenses:
   Production costs                                               10,139,965           12,249,901            3,141,751     3,816,812
   General and administrative                                      4,973,828            3,467,984            1,260,534     1,369,451
   Depletion, depreciation and amortization                        5,500,339            5,011,562            1,645,799     1,778,275
   Writedown of oil and gas properties                            17,852,367               -                    57,342         -
                                                        --------------------  -------------------  -------------------  -----------
                                                         --------------------  -------------------  -------------------  -----------
            Total  expenses                                       38,466,499           20,729,447            6,105,426     6,964,538
                                                         --------------------  -------------------  -------------------  -----------
                                                         --------------------  -------------------  -------------------  -----------

Operating income (loss)                                          (19,783,337)            6,048,753            (301,509)    1,978,235
                                                         --------------------  -------------------  -------------------  -----------
                                                         --------------------  -------------------  -------------------  -----------

Other income (expense):
   Other                                                          (1,124,837)            (190,308)            (588,251)    (463,848)
   Interest expense                                               (2,518,573)          (1,421,144)          (1,003,240)    (590,359)
                                                         --------------------  -------------------  -------------------  -----------
                                                         --------------------  -------------------  -------------------  -----------
                 Total other income (expense)                     (3,643,410)          (1,611,452)          (1,591,491)  (1,054,207)
                                                         --------------------  -------------------  -------------------  -----------
                                                         --------------------  -------------------  -------------------  -----------

            Income (loss) before income taxes                    (23,426,747)            4,437,301          (1,893,000)      924,028

Provision (benefit) for taxes on income                              149,356             1,799,807              40,898       329,807

Minority interest in earnings (loss) of
   consolidated subsidiary                                           (77,886)               89,994             (29,346)      (4,397)

                                                         --------------------  -------------------  -------------------  -----------
                                                         --------------------  -------------------  -------------------  -----------

            Net income (loss)                                    $(23,498,217)          $ 2,547,500         $(1,904,552)  $  598,618
                                                         ====================  ===================  ===================  ===========
                                                         ====================  ===================  ===================  ===========

            Comprehensive income                                 $(23,651,276)          $ 2,530,365         $(1,995,691)  $  599,950
                                                         ====================  ===================  ===================  ===========
                                                         ====================  ===================  ===================  ===========

Net earnings (loss) per common share:
            Basic                                                      ($2.17)                $0.24              ($0.18)       $0.06
                                                         ====================  ===================  ===================  ===========
                                                         ====================  ===================  ===================  ===========

            Diluted                                                    ($2.17)                $0.23              ($0.18)       $0.05
                                                         ====================  ===================  ===================  ===========
                                                         ====================  ===================  ===================  ===========

Weighted average common shares outstanding:
            Basic                                                  10,993,524           10,595,598           11,052,393   10,690,893
                                                         ====================  ===================  ===================  ===========
                                                         ====================  ===================  ===================  ===========

            Diluted                                                10,993,524           12,011,912           11,052,393   12,012,517
                                                         ====================  ===================  ===================  ===========
                                                         ====================  ===================  ===================  ===========








                                          SABA PETROLEUM COMPANY AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the Nine Months Ended September 30, 1998 and 1997
                                                        (Unaudited)


                                                                                         1998                   1997
                                                                                         ----                   ----

Cash flows from operating activities:
   Net income (loss)                                                                    $(23,498,217)           $ 2,547,500
   Adjustments to reconcile net income (loss) to net cash
     provided by operations:
        Depletion, depreciation and amortization                                            5,500,339             5,011,562
        Writedown of oil and gas properties                                                17,852,367
                                                                                                                          -
        Deferred tax provision (benefit)                                                    (616,263)               654,000
        Compensation expense attributable to issuance of Common
           Stock options and shares of Common Stock
                                                                                             349,227                   -
        Minority interest in earnings (loss) of consolidated subsidiary
                                                                                             (77,886)                89,994
        Gain on issuance of shares of subsidiary
                                                                                                    -               (5,533)
        Changes in:
             Accounts receivable                                                                                (3,260,779)
                                                                                              510,358
             Other assets                                                                     723,463
                                                                                                                      5,204
             Accounts payable and accrued liabilities                                       3,939,970             6,934,575
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------
             Net cash provided by operating activities                                      4,683,358            11,976,523
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------

Cash flows from investing activities:
   Expenditures for property and equipment                                                (6,219,268)          (29,074,023)
   Proceeds from sale of oil and gas properties                                             5,254,066
                                                                                                                          -
   Decrease (increase) in notes receivable                                                                      (1,738,513)
                                                                                              366,146
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------
             Net cash used in investing activities                                          (599,056)          (30,812,536)
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                                           4,241,925            28,649,983
   Principal payments on notes payable and long-term debt                                 (6,968,048)          (10,546,557)
   Redemption of Preferred Stock                                                          (1,702,280)
                                                                                                                          -
   Preferred Stock dividends paid
                                                                                             (51,288)                     -
   Net proceeds from exercise of Common Stock options                                                               227,500
                                                                                               82,500
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------
            Net cash provided by (used in) financing activities                           (4,397,191)            18,330,926
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------

Effect of exchange rate changes on cash and cash equivalents
                                                                                              (8,081)               (1,553)
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------
Net decrease  in cash                                                                       (320,970)             (506,640)
Cash at beginning of period                                                                 1,507,641               734,036
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------

Cash at end of period                                                                    $  1,186,671            $  227,396
                                                                                  ====================    ==================
                                                                                  ====================    ==================


                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1997 and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of September 30, 1998, and the consolidated results of operations for the nine and three month periods ended September 30, 1998 and 1997 and the consolidated cash flows for the nine month periods ended September 30, 1998 and 1997.

In June 1997, the Financial Accounting Standards Board issued FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." FAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that interim financial reports issued to shareholders include selected information about reporting segments. The statement also established standards for related disclosures about products and services, geographic areas and major customers. The statement is effective for fiscal years beginning after December 15, 1997. The Company considers that its operations are principally in one industry segment: acquisition, exploration, development and production of oil and gas reserves This information and information about major customers historically has been disclosed in the Company's annual financial statements.


2.  Statements of Cash Flows

Following is certain supplemental information regarding cash flows for the nine month periods ended September 30, 1998 and 1997:

                                                                                    1998                 1997
                                                                                    ----                 ----

        Interest paid                                                     $    2,086,100      $     1,429,000
                                                                            =============        =============

        Income taxes paid                                                 $       42,700      $     2,480,000
                                                                            =============        =============


Non-cash investing and financing transactions:

Debentures in the principal amount of $24,000, less related costs of $3,108, were converted into 5,485 shares of Common Stock during the nine months ended September 30, 1998.

The Company incurred credits to Stockholders' Equity in the amounts of $22,600 and $288,750 resulting from the issuance of fully vested stock options and performance shares of Common Stock, respectively, during the nine months ended September 30, 1998.

Quarterly dividend obligations on the Series A Preferred Stock ("Preferred Stock") that were due and payable on March 31, June 30, and September 30, 1998, in the total amount of $360,000 were settled by an increase to that issue's Conversion Amount.

Options to acquire 125,000 shares of Common Stock issued to a consultant in May 1997 resulted in deferred compensation expense of $909,000. Of this amount, $106,000 was reported as compensation expense during the year ended December 31, 1997. The options were cancelled in March 1998, resulting in a reduction of deferred compensation expense in the amount of $803,000 during the nine months ended September 30, 1998.

The acquisition of two producing oil and gas properties in April 1998, at a total cost of $3,239,835, was partially funded by the assumption of accounts and notes receivable due to the Company in the amount of $2,390,354, and the issuance of a stock subscription payable recorded at a cost of $750,000.

The Company incurred a capital lease obligation in the amount of $90,637 to acquire equipment during the nine months ended September 30, 1998. Fee interest in an oil property owned by the Company was acquired in February 1998 by seller-provided financing in the amount of $375,000.

Debentures in the principal amount of $2,363,000, less related costs of $179,123, were converted into 540,089 shares of Common Stock during the nine months ended September 30, 1997.

The Company realized a gain of $5,533 during the nine months ended September 30, 1997, as a result of the issuance of common stock by a subsidiary.

The Company incurred capital lease obligations in the amount of $484,075 to acquire equipment during the nine months ended September 30, 1997.

Cumulative foreign currency translation losses in the amount of $198,297 and $17,620 were recorded during the nine month periods ended September 30, 1998 and 1997, respectively.

3.       Oil and Gas Properties

The Company periodically reviews the carrying value of its oil and gas properties in accordance with requirements of the full cost method of accounting. Under these rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties ("ceiling"). Application of this ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a writedown for accounting purposes if the ceiling is exceeded. Due to the decline in oil prices in the first and second quarters of 1998, the capitalized costs for the Company's United States cost center exceeded the calculated ceiling amounts at each quarter end by approximately $10.7 million and $6.5 million, respectively, resulting in charges against operations in the respective periods.

Capitalized costs attributable to foreign operations in the amount of $652,400 and $57,300 were also charged to operations during the nine and three month periods ended September 30, 1998, respectively.

 4. Long-Term Debt


    Long-term debt consists of the following at September 30, 1998:

             9% convertible senior subordinated debentures - due 2005                           $ 3,575,000
             Revolving loan agreement with a bank                                                15,600,000
             Term loan agreements with a bank                                                     4,501,769
             Demand loan agreement with a bank                                                    1,461,433
             Capital lease obligations                                                              515,766
             Promissory note                                                                        345,290
             Term loan with a bank                                                                  369,559
             Promissory note-Omimex                                                               4,151,288
                                                                                         -------------------
                                                                                                 30,520,105
             Less current portion                                                                25,172,694
                                                                                         ===================
                                                                                                $ 5,347,411
                                                                                         ===================


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

Debentures in the amount of $9,051,000 had been converted into 2,068,728 shares of Common Stock as of December 31, 1997. An additional $24,000 of Debentures were converted into 5,485 shares of Common Stock during the nine months ended September 30, 1998.

The revolving loan ("Agreement") is subject to semi-annual redeterminations and is presently scheduled to convert to a three-year term loan on July 1, 1999. Funds advanced under the facility are collateralized by substantially all of the Company's U.S. oil and gas producing properties and the common stock of its principal subsidiaries. The Agreement also provides for a second borrowing base term loan of which $3.4 million was borrowed for the purpose of development of oil and gas properties in California, with the outstanding balance ($814,000) at September 30, 1998, due July 31, 1998. At September 30, 1998, the borrowing base for the two loans was $13.4 million. The borrowing base reduces at the rate of $300,000 per month. Interest on the two loans is payable at the prime rate plus 0.25%, or LIBOR rate pricing options plus 2.25%. The weighted average interest rate for borrowings outstanding under the loans at September 30, 1998, was 8.0%. The Agreement requires, among other things, that the Company maintain at least a 1 to 1 working capital ratio (exclusive of the current maturities, if any, of the outstanding loans), stockholders' equity of $18.0 million, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, the Company is restricted from paying dividends and advancing funds in excess of specified limits to affiliates. The Company was not in compliance with the financial covenants at September 30, 1998.

In September 1997, the Company borrowed $9.7 million from its principal commercial lender to finance the acquisition cost of a producing oil and gas property. Interest is payable at the prime rate (8.25% at September 30, 1998) plus 3.0%. Principal payments of $7.0 million on December 31, 1997, and $2.0 million on June 5, 1998, reduced the outstanding balance to $688,000 due July 31, 1998. Payment of this loan is personally guaranteed by the Company's former Chief Executive Officer.

In November 1997 the Company established a term loan ($3.0 million) with its principal commercial lender. Interest is payable at the prime rate (8.25% at September 30, 1998) plus 3.0%, with the outstanding balance of $3.0 million due July 31, 1998. Payment of this loan is personally guaranteed by the Company's former Chief Executive Officer.

Loans in the aggregate principal amount of $4.5 million that matured on July 31, 1998, have not been paid nor extended, and the borrowing base deficit of $2.2 million on the revolving loan has not been satisfied, either by providing additional collateral to the bank, or reducing the outstanding principal balance. Based on the events described above, the entire principal indebtedness to the bank ($20.1 million) has been classified as currently payable at September 30, 1998.

The Company's Canadian subsidiary has available a demand revolving reducing loan with a borrowing base of $1.5 million. Interest is payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (8.0% at September 30, 1998). The loan is collateralized by the subsidiary's oil and gas producing properties, and a first and fixed floating charge debenture in the principal amount of $3.6 million over all assets of the company. The borrowing base reduces at the rate of $32,800 per month. In accordance with the terms of the loan agreement, $393,000 of the total loan balance of $1.5 million is classified as currently payable at September 30, 1998. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default.

The Company leases certain equipment under agreements that are classified as capital leases. Lease payments vary from three to five years. The effective interest rate on the total amount of capitalized leases at September 30, 1998 was 8.3%.

The promissory note ($345,290) is due to the seller of an oil and gas property, which was acquired by the Company in December 1997. The note bears interest at the rate of 13.5%, and is classified as a current liability.

The promissory note ($369,559) is due to the seller of a fee interest in property in which the Company owns mineral interests. The note bears interest at the rate of 9.5%, is scheduled for repayment in monthly installments to a maturity date of February 2001, and is collateralized by the fee interest acquired by the Company.

In June 1998, the Company borrowed $4.2 million from Omimex Resources, Inc. ("Omimex"), of which $2.0 million was paid to the Company's principal commercial lender to reduce indebtedness under one of the Company's short-term loans, and the balance was used for a partial redemption of Preferred Stock in the face amount of $2.0 million, plus accrued dividends. Interest is payable at the prime rate (8.25% at September 30, 1998). Due to termination of merger negotiations with Omimex, the loan is due to be repaid no later than December 14, 1998. The loan is collateralized by the Company's 50% interest in the Velasquez-Galan pipeline in Colombia.

5.       Preferred Stock

In June 1998, the Company redeemed 2,000 shares of Preferred Stock in the face amount of $2.0 million at a total cost of $2.15 million, which included a 5% redemption premium of $100,000 and accrued dividends of $51,000. The Company incurred a charge to operations in the amount of $398,000 in connection with the redemption. Accrued dividends for the nine months ended September 30, 1998, in the amount of $360,000 on the remaining outstanding issue were deemed paid by an increase to the Preferred Stock's conversion amount.

Under the terms of the Preferred Stock offering (as amended), the Company was required to register with the Securities and Exchange Commission the Common Stock underlying the issue no later than May 15, 1998. Failure to do so would result in a penalty of $20,000 per month for each $1 million of Preferred Stock that remained outstanding. At September 30, 1998, a registration statement covering the shares of Common Stock underlying the Preferred Stock had not been declared effective; accordingly, the Company's results of operations include a charge of $742,000. RGC International Investors, LDC ("RGC"), holder of 7,310 shares of Preferred Stock, has agreed to waive, subject to certain provisions, substantially all of the accrued penalty under the terms of the pending transaction with Horizontal Ventures, Inc. ("HVI") (see Subsequent Events).

 6. Common Stock and Stock Options

In March 1998, the Company issued options to acquire 30,000 shares of Common Stock to a consultant. The options have an exercise price equal to the market value at date of grant and are fully vested. The Company recognized compensation expense of $22,600 in the nine months ended September 30, 1998, attributable to the option grant.

In March 1998, the Company issued 20,000 performance shares of Common Stock to a consultant and recognized compensation expense of $61,000 in the nine months ended September 30, 1998.

In May 1998, the Company issued 85,000 performance shares to employees and consultants and recognized compensation expense of $228,000 in the nine months ended September 30, 1998.

As of September 30, 1998, the Company had outstanding options to acquire 480,000 shares of Common Stock to certain employees of the Company. These options, which are not covered by the Incentive Equity Plan, become exercisable ratably over a period of five years from the date of issue. The exercise price of the options, which ranges from $1.25 to $4.38, is the fair market value of the Common Stock at the date of grant. There is no contractual expiration date for exercise of a portion of these options. Options to acquire 58,000 shares of Common Stock were exercised during the nine months ended September 30, 1998. Options to acquire 380,000 shares of Common Stock were exercisable at September 30, 1998.

On May 30, 1997, the Company issued options to acquire 470,000 and 125,000 shares of Common Stock to certain employees and a consultant, respectively, in accordance with the provisions of the 1996 Incentive Equity Plan. Options to acquire 42,000 shares of Common Stock granted to certain employees were subsequently cancelled. On August 28,1998, the Company issued an option to acquire 15,000 shares of Common Stock to an employee. The options have an exercise price equal to the market value at date of grant and become exercisable over various periods ranging from two to five years from the date of grant. No options were exercised as of September 30, 1998. Options to acquire 104,000 shares of Common Stock were exercisable at September 30, 1998. The Company recognized deferred compensation expense of $909,000 in the year ended December 31, 1997, resulting from the grant to the consultant. Of this amount, $106,000 was reported as compensation expense during the year ended December 31, 1997, and an additional $37,877 was reported as compensation expense during the nine months ended September 30, 1998. The option grant was cancelled in March 1998, and the unamortized portion of deferred compensation expense was reversed from the applicable accounts.

In May 1997, the Company's stockholders approved the Company's 1997 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), which provided that each non-employee director shall be granted, as of the date such person first becomes a director and automatically on the first day of each year thereafter for so long as he continues to serve as a non-employee director, an option to acquire 3,000 shares of the Company's Common Stock at fair market value at the date of grant. For as long as the director continues to serve, the option shall vest over five years at the rate of 20% per year on the first anniversary of the date of grant. On August 28, 1998, the Company's stockholders approved an increase in the number of shares of the Company's Common Stock subject to option from 3,000 to 15,000 vesting 20% per year. Subject to certain adjustments, a maximum of 250,000 options to purchase shares (or shares transferred upon exercise of options received) may be outstanding under the Directors Plan. At September 30, 1998, options to acquire a total of 90,000 shares of Common Stock had been granted under the Directors Plan. Options to acquire 12,000 shares of Common Stock were cancelled in July 1998 due to the resignation of a director. Options to acquire 9,000 shares of Common Stock were exercisable at September 30, 1998.

7. Contingencies

The Company is subject to extensive Federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The oil and gas industry is also subject to environmental hazards, such as oil spills, oil and gas leaks, ruptures and discharges of oil and toxic gases, which could expose the Company to substantial liability for remediation costs, environmental damages and claims by third parties for personal injury and property damage. From time to time in the course of operations, the Company has violated various administrative environmental rules. The Company rectifies the violations after they become known to the Company. In many cases, the Company has been required to pay fines as a result of these violations. Because of the nature of oil and gas producing operations, it is unlikely that operations will be totally violation-free.


Environmental Contingencies

The party who sold the asphalt refinery in Santa Maria, California, to the Company agreed to remediate portions of the refinery property in a five-year period ending June 1999. Prior to the acquisition of the refinery, the Company had an independent consultant perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the seller is responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. The Company, however, believes that either all required remediation will be completed by the seller within the five-year period or the Company will attempt to negotiate with the seller for additional time to complete the remediation. Should the seller not complete the work during the five year period, because of uncertainties in the language of the agreement, there is a risk that a court could interpret the agreement to shift the burden of remediation to the Company.

In addition, the Company had been advised in June 1998 by the seller's consulting engineers that groundwater monitoring conducted in May 1998 had revealed unacceptable levels of light hydrocarbons contamination. Groundwater monitoring wells have not shown evidence of groundwater contamination, with the exceptions of monitoring conducted in May 1998. The May 1998 results indicated the presence of benzene in all four monitoring wells which exceeds allowable limits. In addition, detectable amounts of toluene, ethylbenzene and xylenes were reported. Historically, BTEX compounds have not been detected in groundwater samples obtained since 1992. At the request of the Regional Water Quality Control Board (RWQCB), the wells were resampled in July 1998. Consistent with the historical analytical results, petroleum hydrocarbons were not detected in the July 1998 samples. The environmental contractor, who has used the same sampling protocol since 1992, could not identify any specific reason for the apparent inconsistency found in the May 1998 samples. The RWQCB has requested additional monitoring wells to be placed on site and on property directly west of the refinery perimeter. Four additional monitoring wells were installed in October 1998 within or immediately downgradient of areas of known soil contamination on and adjacent to the refinery. Preliminary sampling results indicate the presence of heavy hydrocarbons in the groundwater samples from two of the wells, at concentrations 2 to 4 times above typical regulatory action levels. Benzene was also detected in these same wells at concentrations equal to or slightly above drinking water limits. At the hydrocarbon concentrations detected in the two groundwater samples, the Company expects that continued monitoring will be required but that active groundwater remediation will not be necessary. Additional groundwater sampling to confirm the preliminary results will be conducted in December 1998. The Company believes that the contamination is attributable to its predecessor's operations, since the Company does not produce the particular contaminates at the refinery and such was produced by the Company's predecessor. Appropriate authorities have been notified of this condition. In November 1998, the RWQCB advised the Company that it is preparing a Cleanup or Abandonment Order to establish soil and groundwater investigation, cleanup, monitoring and a time schedule at the refinery required to address pollution resulting from past refinery operations. In its notification, the RWQCB stated that its perspective of the site has changed and its water quality concerns are increased since the groundwater table elevation has risen to be proximate to the base of the hydrocarbon contaminated soil.

Ultimate responsibility for remediation of the foregoing condition depends upon an interpretation of the contract of purchase and factual matters. The Company is in contact with its predecessor about the foregoing; however, no agreement has been reached on responsibility nor has the cost of remediation been estimated. Further, the owner of land adjoining the refinery, and the seller in August 1998 of said property to an affiliate of the Company, had advised the Company that his property had been contaminated by underground emissions from the refinery. This condition also creates an uncertainty as to whether remediation is the responsibility of the Company or its predecessor in interest. The Company is also in contact with its predecessor about this matter. Should the foregoing matters not be resolved satisfactorily, they may result in litigation. It is also possible that a failure to resolve the matters could result in significant liability to the Company. While the seller of the subject property retains a mortgaged interest in the property, the Company's subsidiary that operates the refinery has agreed to toll the statute of limitations for any claims by the seller against the subsidiary and to obtain the seller's prior consent prior to entering into any agreement with respect to hazardous materials on the property.

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

In 1995, the Company agreed to acquire, for less than $50,000, an oil and gas interest in California on which a number of oil wells had been drilled by the seller. None of the wells were in production at the time of acquisition. The acquisition agreement required that the Company assume the obligation to abandon any wells that the Company did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company would be obtained. The Company was unable to secure all of the requisite consents to transfer the property but nevertheless may have the obligation to abandon the wells. The leases have expired and the Company has been unable to determine its exposure to third parties if the Company elects not to plug and abandon such wells. A preliminary estimate of the cost of abandoning the wells and restoring the well sites is approximately $1.5 million.

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

8. Subsequent Events

Approximately $4.5 million in principal amount of bank debt that matured for payment on July 31, 1998, has not been paid nor extended, and the borrowing base deficit of $2.2 million on the revolving loan at September 30, 1998, has not been satisfied, either by providing additional collateral to the bank or reducing the principal balance that was outstanding at September 30, 1998. Additionally, the Company was not in compliance with the loan agreement's financial covenants at September 30, 1998. The Company and its bank are in discussions to address such non-compliance.

The Company has negotiated, and continues to pursue, the sale of certain producing oil and gas assets and real estate assets. In September 1998, the Company listed certain of its California real estate properties with a broker, and in October 1998, the Company listed its domestic non-California producing oil and gas properties with a broker. Proceeds from the sale of such properties will be used to reduce bank indebtedness and provide working capital.

On October 8, 1998, HVI disclosed that, acting in concert with International Publishing Holding, S.A., its largest shareholder, it had acquired over five percent of the Company's outstanding Common Stock, with the intent to gain control of the Company. On October 14, 1998, a Schedule 13D was filed by HVI. On October 8, 1998, the Company and HVI entered into a Common Stock Purchase Agreement pursuant to which HVI agreed to purchase by December 4, 1998, 2.5 million shares of the Company's Common Stock in exchange for cash in the amount of $7.5 million. In addition, the Company consented to the Preferred Stock Transfer Agreement dated October 6, 1998, between HVI and RGC, pursuant to which HVI acquired from RGC 690 shares of the Company's Preferred Stock in exchange for $750,000 in cash with the exclusive right until November 5, 1998, to acquire a minimum of 6,310 shares of the remaining 7,310 shares of Preferred Stock held by RGC in exchange for approximately $6.9 million in cash. The Company understands that the exclusive right was extended for thirty days pursuant to HVI's non-refundable payment to RGC of an additional $500,000 to be applied to the purchase price. HVI has agreed to convert the Preferred Stock and accrued dividends to Common Stock at the rate of $2.50 per share of Common Stock (approximately 3,040,000 shares). On October 23, 1998, the Company filed a report on Form 8-K describing the pending transactions with HVI.

Upon closing and pursuant to the terms of the Preferred Stock Transfer Agreement, RGC agreed to waive any default of the Company occurring prior to the closing under any provisions of the Securities Purchase Agreement dated December 31, 1997, as amended June 1, 1998, with respect to the Preferred Stock, provided that such waiver shall not apply to any defaults thereunder after the date of closing or which are in existence as of closing and continue thereafter.

On November 16, 1998, it was announced that HVI had met the interim closing requirements and had paid an aggregate of $2.25 million collectively to the Company and RGC toward the private placement of 2.5 million shares of the Company's Common Stock under the Common Stock Purchase Agreement and toward acquiring from RGC as much as 7,000 shares of the Company's Preferred Stock. Of this amount, the Company received $1.0 million in exchange for 333,333 shares of Common Stock that are to be issued to HVI under the Common Stock Purchase Agreement.

In October 1998, the Company executed a letter presented by the operator of the North Nare Association in Colombia whereby the Company confirmed its agreement to pay up to $500,000 in January 1999 if the operator is successful in procuring an extension from Ecopetrol of the North Nare contract for twenty-two years beyond the year 2008, the time at which the areas under the terms of the Association Agreement revert back to Ecopetrol.

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

The Company's auditors included an explanatory paragraph in their opinion on the Company's 1997 financial statements to state that there is substantial doubt as to the Company's ability to continue as a going concern. The cause for inclusion of the explanatory paragraph in their opinion is the apparent lack of the Company's current ability to service its bank debt as it comes due (see Note 4 to Condensed Consolidated Financial Statements). In the past, the Company has demonstrated ability to secure capital through debt and equity placements, and believes that, if given sufficient time, it will be able to obtain the capital required to continue its operations. The Company plans to divest itself of certain other producing oil and gas assets and possibly its real estate assets, with the proceeds of such divestitures to be applied to reduction of its bank debt. There can be no assurance that the Company will be successful in obtaining capital on favorable terms, if at all. Additionally, there can be no assurance that the assets which are the present object of the Company's divestitures efforts will be sold at prices sufficient to reduce the bank debt to levels acceptable to the bank in order to allow for a restructuring resulting in the elimination of the "Going Concern" opinion.


Possible Business Combination

In March 1998, the Company achieved a preliminary agreement with Omimex Resources, Inc., a privately held Fort Worth, Texas oil and gas company
("Omimex") which operates a substantial portion of the Company's producing properties, to enter into a business combination. In June 1998, the Company entered into the Merger Agreement with Omimex pursuant to which Omimex would acquire the Company in a reverse acquisition. During August 1998, Omimex requested an extension of the October 31, 1998, termination date of the Merger Agreement. Both the Company and Omimex were of the view that it was highly unlikely that a Proxy Statement could be prepared, filed with the Securities and Exchange Commission and circulated to shareholders in time to meet the termination date. The delay in filing the Proxy materials was occasioned by the unavailability to the Company in a timely manner of information required for preparation of the Proxy materials. The Company declined to extend the termination date, and in September 1998, announced that the proposed merger was terminated by mutual consent.

On October 8, 1998, the Company entered into a Common Stock Purchase Agreement with HVI (see Subsequent Events).


Acquisition, Exploration and Development

Drilling activity during the quarter ended September 30, 1998, consisted of drilling two locations on the Southwest Tatum Prospect in Lea County, New Mexico. One gross (0.5 net) oil well was drilled and completed for production from the Cisco formation during the period; the second oil well (0.5 net) was also drilled to the Cisco formation and was awaiting completion at quarter-end.

Divestitures

As part of its announced plan to reduce indebtedness and provide working capital the Company closed on the sale of several properties during the quarter ended September 30, 1998. The Company sold most of its producing properties in the state of Michigan in July, realizing cash proceeds of approximately $3.7 million, and in September closed the sale of two producing gas wells in Alabama, that provided cash proceeds of $581,000. Approximately $3.1 million of the proceeds were used to reduce bank indebtedness with the Company's principal lender; the balance was retained by the Company for working capital.

The Company's majority-owned subsidiary in Canada also disposed of property interests during the quarter, realizing cash proceeds in the amount of $613,000. Of this amount, $458,700 was used to reduce long-term debt; the balance was retained by the subsidiary for working capital. As a result of the reduction in long-term debt, the monthly payment obligation for the remaining balance outstanding was decreased from $54,500 to $32,800.

Results of Oil and Gas Producing Operations

Results of the Company's oil and gas producing activities for the nine and three month periods ended September 30, 1998 and 1997 are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1998                               Total                USA              Canada            Colombia
------------------------------------------------------------------------------------------------------------------------------------

Oil and gas sales:
  Oil                                                          $ 12,594,061        $ 6,760,966        $  572,609        $  5,260,486
  Gas                                                          $  3,174,589        $ 2,717,636        $  456,953           $       -
Total oil and gas sales                                        $ 15,768,650        $ 9,478,602       $ 1,029,562        $  5,260,486
Production costs                                               $ 10,139,965        $ 6,523,956        $  630,957        $  2,985,052
Depletion                                                      $  4,958,031        $ 4,134,996        $  264,635         $   558,400
General and administrative expenses                            $  4,638,455        $ 4,021,743        $  451,094         $   165,618

Oil volume (Bbls)                                                 1,431,257            744,467            58,434            628,356

Gas volume (Mcf)                                                  1,830,693          1,370,578           460,115                -

Barrels of oil equivalent (BOE)                                   1,736,373            972,897           135,120             628,356


Average per unit:
   Sales price-oil (Bbls)                                        $     8.80          $    9.08         $    9.80          $     8.37
   Sales price-gas (Mcf)                                         $     1.73          $    1.98         $    0.99           $       -
   Production costs (BOE)                                        $     5.84          $    6.71         $    4.67          $     4.75
   Depletion (BOE)                                               $     2.86          $    4.25         $    1.96          $     0.89
   General and administrative expenses (BOE)                     $     2.67          $    4.13         $    3.34          $     0.26


------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1997                               Total                USA              Canada            Colombia
------------------------------------------------------------------------------------------------------------------------------------

Oil and gas sales:
  Oil                                                          $ 21,836,721       $ 12,683,913       $ 1,192,388        $  7,960,420
  Gas                                                          $  3,445,640        $ 2,900,862        $  544,778           $       -
Total oil and gas sales                                        $ 25,282,361       $ 15,584,775       $ 1,737,166        $  7,960,420
Production costs                                               $ 12,249,901        $ 7,702,619        $  792,507        $  3,754,775
Depletion                                                      $  4,541,631        $ 2,868,000        $  236,471        $  1,437,160
General and administrative expenses                            $  3,317,972        $ 2,796,882        $  348,419         $   172,671

Oil volume (Bbls)                                                 1,580,981            838,662            76,824             665,495

Gas volume (Mcf)                                                  1,766,538          1,219,945           546,593                   -
Barrels of oil equivalent (BOE)                                   1,875,404          1,041,986           167,923             665,495


Average per unit:
   Sales price-oil (Bbls)                                        $    13.81         $    15.12         $   15.52          $    11.96
   Sales price-gas (Mcf)                                         $     1.95          $    2.38         $    1.00           $       -
   Production costs (BOE)                                        $     6.53          $    7.39         $    4.72          $     5.64
   Depletion (BOE)                                               $     2.42          $    2.75         $    1.41          $     2.16
   General and administrative expenses (BOE)                     $     1.77          $    2.68         $    2.07          $     0.26




------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1998                              Total                USA              Canada            Colombia
------------------------------------------------------------------------------------------------------------------------------------

Oil and gas sales:
  Oil                                                          $  3,482,401        $ 1,852,966        $  156,832        $  1,472,603
  Gas                                                           $   672,924         $  555,734        $  117,190           $       -
Total oil and gas sales                                        $  4,155,325        $ 2,408,700        $  274,022        $  1,472,603
Production costs                                               $  3,141,751        $ 1,896,537        $  247,341         $   997,873
Depletion                                                      $  1,458,490        $ 1,239,425         $  40,665         $   178,400
General and administrative expenses                            $  1,118,761         $  912,591        $  158,128          $   48,042

Oil volume (Bbls)                                                   434,430            219,996            18,915             195,519

Gas volume (Mcf)                                                    446,334            312,143           134,191                   -
Barrels of oil equivalent (BOE)                                     508,819            272,020            41,280             195,519


Average per unit:
   Sales price-oil (Bbls)                                        $     8.02          $    8.42         $    8.29          $     7.53
   Sales price-gas (Mcf)                                       $       1.51          $    1.78         $    0.87          $        -

   Production costs (BOE)                                        $     6.17          $    6.97         $    5.99          $     5.10
   Depletion (BOE)                                               $     2.87          $    4.56         $    0.99          $     0.91
   General and administrative expenses (BOE)                     $     2.20          $    3.35         $    3.83          $     0.25

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1997                              Total                USA              Canada            Colombia
------------------------------------------------------------------------------------------------------------------------------------

Oil and gas sales:
  Oil                                                          $  6,619,509        $ 3,897,299        $  321,387        $  2,400,823
  Gas                                                          $  1,299,188        $ 1,132,520        $  166,668        $          -
Total oil and gas sales                                        $  7,918,697        $ 5,029,819        $  488,055        $  2,400,823
Production costs                                               $  3,816,812        $ 2,621,107        $  288,890         $   906,815
Depletion                                                      $  1,603,491        $ 1,076,000         $  80,666         $   446,825
General and administrative expenses                            $  1,279,247        $ 1,073,904        $  131,631          $   73,712

Oil volume (Bbls)                                                   514,574            282,878            22,002             209,694
Gas volume (Mcf)                                                    669,909            487,723           182,186                  -
Barrels of oil equivalent (BOE)                                     626,226            364,165            52,366             209,694

Average per unit:
   Sales price-oil (Bbls)                                        $    12.86         $    13.78         $   14.61          $    11.45
   Sales price-gas (Mcf)                                         $     1.94          $    2.32         $    0.91         $         -
   Production costs (BOE)                                        $     6.09          $    7.19         $    5.51          $     4.32
   Depletion (BOE)                                               $     2.56          $    2.95         $    1.54          $     2.13
   General and administrative expenses (BOE)                     $     2.04          $    2.95         $    2.51          $     0.35


 Results of Refining Operations

In June 1995, the Company entered into a processing agreement with an unaffiliated company pursuant to which the latter company purchases crude oil (including that produced by the Company), delivers the crude oil to the Company's refinery, reimburses the Company's out of pocket costs for refining, then markets the asphalt and other refinery products. Profits from the refinery operations (computed after recovery of crude oil costs and other costs of operations) are generally shared equally by the Company and the unaffiliated company. The processing agreement has a term that ends December 31, 1998. The Company is evaluating various strategies with respect to the foregoing.

Processing operations for the nine and three month periods ended September 30, 1998 and 1997 are as follows:


                                                      Nine Months                              Three Months
                                                  Ended September 30,                      Ended September 30,
                                               1998                1997                 1998                1997
                                               -----               -----                -----               ----

Crude oil throughput (Bbls)                       1,142,232            1,074,114             422,645              414,225

Production:
   Asphalt (tons)                                   122,236              120,268              44,811               47,413
   Other products (Bbls)                            451,310              397,890             169,394              148,410

Sales:
   Asphalt (tons)                                   122,992              135,491              63,036               64,645
   Other products (Bbls)                            435,541              381,437             158,119              154,504

Processing fee income                           $ 1,768,829           $  871,279         $ 1,222,411           $  658,476

The asphalt refining business is seasonal in nature, and is influenced by several factors, including weather conditions in the marketing area. A majority of the Company's processing fee income is attributable to asphalt sales which are recorded during the period April to October.

The variances in processing fee income realized during the periods are due principally to the prices paid for crude oil during the respective periods.

1998 compared to 1997

Oil and Gas Sales

Oil and gas sales decreased 37.5% to $15.8 million and 46.8% to $4.2 million for the nine and three month periods ended September 30, 1998, from $25.3 million and $7.9 million for the same periods of 1997. Average sales price per BOE decreased 32.6% to $9.08 and 35.4% to $8.17 for the nine and three month periods ended September 30, 1998, from $13.48 per BOE and $12.65 per BOE for the same periods of 1997.

In the United States, production from the Company's mid-continent properties increased 33.7% to 289,500 BOE and decreased 15.2% to 70,100 BOE for the nine and three month periods ended September 30, 1998, from 216,500 BOE and 82,700 BOE for the same periods of 1997. The increase for the nine month period was primarily attributable to the Company's property acquisition in Louisiana in September 1997, augmented by the additional working interest acquired in April 1998, and the first two wells drilled and completed in the Southwest Tatum Prospect in New Mexico during the year 1997. The production decrease experienced in the third quarter 1998 was principally due to the deferral of maintenance operations as a result of the oil prices realized by the Company during that time. Average sales price per BOE decreased 31.9% to $12.24 and 30.3% to $11.25 for the nine and three month periods ended September 30, 1998, from $17.97 and $16.14 for the same periods of 1997. As a result of the production variances and the price decreases, oil and gas sales from these properties decreased 10.3% to $3.5 million and 39.3% to $789,000 for the nine and three month periods ended September 30, 1998, from $3.9 million and $1.3 million for the same periods of 1997. As a result of the property divestiture in July, production volumes from the Company's Michigan properties decreased 26.7% to 79,700 BOE and 81.4% to 5,900 BOE for the nine and three month periods ended September 30, 1998, from 108,700 BOE and 31,800 BOE for the same periods of 1997. Average sales price per BOE decreased 24.3% to $13.54 and 32.9% to $12.45 for the nine and three month periods ended September 30, 1998, from $17.88 and $18.55 for the same periods of 1997. The decreases in production and sales price per BOE resulted in decreases in oil and gas sales of 42.1% to $1.1 million and 87.5% to $73,500 for the nine and three month periods ended September 30, 1998, from $1.9 million and $589,600 for the same periods of 1997. Production from the Company's California properties decreased 14.3% to 584,800 BOE and 19.9% to 190,300 BOE for the nine and three month periods ended September 30, 1998, from 682,200 BOE and 237,500 BOE for the same periods of 1997. Severe weather conditions resulting in flooding and loss of electrical power hampered production during the first quarter of 1998, resulting in a decrease in production of approximately 29,000 BOE. The production decrease experienced in the third quarter 1998 was principally due to the deferral of maintenance operations as a result of the oil prices realized by the Company during that time. Average sales price per BOE decreased 41.7% to $7.94 and 37.4% to $7.80 for the nine and three month periods ended September 30, 1998, from $13.62 and $12.47 for the same periods of 1997. The decreases in production and sales price per BOE resulted in decreases in oil and gas sales of 50.5% to $4.6 million and 50.0% to $1.5 million for the nine and three month periods ended September 30, 1998, from $9.3 million and $3.0 million for the same periods of 1997.

In Canada, production decreased 19.5% to 135,100 BOE and 21.2% to 41,300 BOE for the nine and three month periods ended September 30, 1998, from 167,900 BOE and 52,400 BOE for the same periods of 1997, and sales price per BOE decreased 26.4% to $7.62 and 28.8% to $6.64 for the nine and three month periods ended September 30, 1998, from $10.35 and $9.32 for the same periods of 1997, resulting in decreases in oil and gas sales of 41.2% to $1.0 million and 43.9% to $274,000 for the nine and three month periods ended September 30, 1998, from $1.7 million and $488,100 for the same periods of 1997. The production decreases were due principally to normal declines in production rates and wells that were shut-in either to await remedial operations to increase production or due to high operating expenses in relation to the current price of oil.

Production from the Company's Colombia properties decreased 5.6% to 628,400 BOE and 6.8% to 195,500 BOE for the nine and three month periods ended September 30, 1998, from 665,500 BOE and 209,700 BOE for the same periods of 1997.
Approximately 20,000 BOE of the decrease for the nine month period was attributable to reversion of the Cocorna Concession property in February 1997. The decrease in the third quarter was attributed to production declines. Sales price per BOE decreased 30.0% to $8.37 and 34.2% to $7.53 for the nine and three month periods ended September 30, 1998, from $11.96 and $11.44 for the same periods of 1997. The decreases in production and sales price per BOE resulted in decreases in oil and gas sales of 33.8% to $5.3 million and 37.5% to $1.5 million for the nine and three month periods ended September 30, 1998, from $8.0 million and $2.4 million for the same periods of 1997.

Other Revenues

Other revenues increased 93.3% to $2.9 million and 60.0% to $1.6 million for the nine and three month periods ended September 30, 1998, from $1.5 million and $1.0 million for the same periods of 1997. The increase for the nine month period was due primarily to an increase in processing fee income of $897,600 from the Company's asphalt refinery, and an increase in net pipeline revenues in Colombia due to non-recurring pipeline operating expenses in the amount of $414,000 which were invoiced to the Company by the facility's operator in the first quarter of the year 1997. The increase for the three month period was due primarily to an increase in processing fee income of $564,600 from the Company's asphalt refinery.

Production Costs

Production costs decreased 17.2% to $10.1 million and 18.4% to $3.1 million for the nine and three month periods ended September 30, 1998, from $12.2 million and $3.8 million for the same periods of 1997. Average production costs per BOE decreased 10.6% to $5.84 and increased 1.3% to $6.17 for the nine and three month periods ended September 30, 1998, from $6.53 and $6.09 for the same periods of 1997.

In the United States, production decreased 6.6% to 972,900 BOE and 25.3% to 272,000 for the nine and three month periods ended September 30, 1998, from 1,042,000 BOE and 364,200 BOE for the same periods of 1997. Production costs per BOE decreased 9.2% to $6.71 and 3.1% to $6.97 for the nine and three month periods ended September 30, 1998, from $7.39 and $7.19 for the same periods of 1997. The decreases in production volume and production costs per BOE resulted in decreases in production costs of 15.6% to $6.5 million and 26.9% to $1.9 million for the nine and three month periods ended September 30, 1998, from $7.7 million and $2.6 million for the same periods of 1997.

In Canada, production decreased 19.5% to 135,100 BOE and 21.2% to 41,300 BOE for the nine and three month periods ended September 30, 1998, from 167,900 BOE and 52,400 BOE for the same periods of 1997. Production costs per BOE decreased 1.1% to $4.67 and increased 8.7% to $5.99 for the nine and three month periods ended September 30, 1998, from $4.72 and $5.51 for the same periods of 1997. The variances in production volume and production costs per BOE resulted in decreases in production costs of 20.4% to $631,000 and 14.4% to $247,300 for the nine and three month periods ended September 30, 1998, from $792,500 and $288,900 for the same periods of 1997.

In Colombia, production decreased 5.6% to 628,400 BOE and 6.8% to 195,500 BOE for the nine and three month periods ended September 30, 1998, from 665,500 BOE and 209,700 BOE for the same periods of 1997. Production costs per BOE decreased 15.8% to $4.75 and increased 18.1% to $5.10 for the nine and three month periods ended September 30, 1998, from $5.64 and $4.32 for the same periods of 1997. The variances in production volume and production costs per BOE resulted in a 21.1% decrease to $3.0 million and a 10.0% increase to $997,900 of production costs for the nine and three month periods ended September 30, 1998, from $3.8 million and $906,800 for the same periods of 1997.



General and Administrative Expenses

General and administrative expenses increased 42.9% to $5.0 million and decreased 7.1% to $1.3 million for the nine and three month periods ended September 30, 1998, from $3.5 million and $1.4 million for the same periods of 1997. The increase in general and administrative expenses for the nine months ended September 30, 1998, was due, in part, to the increase in employment levels to administer planned acquisitions and the Company's drilling programs. In addition, the Company incurred approximately $500,000 in expenses during the nine month period in connection with its efforts to restructure its commercial credit facilities and provide for additional financing and capitalization, including a planned merger with Omimex Resources, Inc. The Company also incurred non-cash expenses in the amount of $349,200 in the nine month period attributable to the issuance of stock options and Common Stock. The decrease in general and administrative expenses for the three month period ended September 30, 1998, was due principally to state franchise tax credits recorded during the period.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization expenses increased 10.0% to $5.5 million and decreased 11.1% to $1.6 million for the nine and three month periods ended September 30, 1998, from $5.0 million and $1.8 million for the same periods of 1997. Depletion expense increased 8.7% to $5.0 million and decreased 6.3% to $1.5 million for the nine and three month periods ended September 30, 1998, from $4.6 million and $1.6 million for the same periods of 1997. The increase for the nine month period was primarily attributable to a decline in estimated recoverable proved reserves in 1998 based on current prices and capital costs recorded by the Company in its full cost pools. The decrease for the three month period was attributable to reduced capitalized costs for oil and gas properties resulting from writedowns of oil and gas properties in the first and second quarters of 1998. Depreciation and amortization expenses increased 20.4%, to $542,300 and 6.8% to $182,000 for the nine and three month periods ended September 30, 1998, from $450,300 and $170,400 for the same periods of 1997.

Writedown of Oil and Gas Properties

The Company incurred cost center ceiling writedowns in the total amount of $17.2 million during the first two quarters of 1998 in its United States cost center. During that period, the price of West Texas Intermediate crude oil decreased 25.8% to $11.50 per barrel at June 30, 1998, from $15.50 per barrel at December 31, 1997. Application of quarter ending oil prices to the Company's predominantly heavy oil reserves, which sell at a discount to higher gravity oil, resulted in significant reductions to the present value of future net revenues at each quarter ending date. Capitalized costs attributable to foreign operations in the amount of $652,400 and $57,300 were also charged to operations during the nine and three month periods ended September 30, 1998, respectively.


Other Income (Expense)

Other income (expense) increased 478.0% to expense of $1.1 million and 26.8% to expense of $588,300 for the nine and three month periods ended September 30, 1998, from expense of $190,300 and $463,800 for the same periods of 1997. The change for the nine month period was primarily due to charges incurred by the Company attributable to the partial redemption of its Preferred Stock ($397,700) and the accrual of a penalty ($742,000) for failing to cause to have declared effective a registration statement covering the Common Stock underlying the Preferred Stock. The change for the three month period was a result of the Preferred Stock penalty accrual for that period ($480,000), reduced by a foreign currency translation loss realized by the Company's Colombia operations in the third quarter of 1997.

Interest Expense

Interest expense increased 78.6% to $2.5 million and 69.4% to $1.0 million for the nine and three month periods ended September 30, 1998, from $1.4 million and $590,400 for the same periods of 1997. Interest expense attributable to the Company's primary credit facility increased $738,400 and $164,800 for the nine and three month periods ended September 30, 1998, from the same periods of 1997. The average debt balance outstanding under this credit facility increased 68.5% to $24.6 million and 12.8% to $22.9 million for the nine and three month periods ended September 30, 1998, from $14.6 million and $20.3 million for the same periods of 1997, due principally to the use of loan proceeds to fund property acquisitions and drilling activities. The weighted average interest rate for such indebtedness increased 56 basis points, to 9.30%, and 105 basis points, to 9.40%, for the nine and three month periods ended September 30, 1998, from 8.74% and 8.35% for the same periods of 1997. The Company's Colombia operations incurred interest expense of $357,600 and $262,500 for the nine and three month periods ended September 30, 1998.

Provision (Benefit) for Taxes on Income (Loss)

The Company recorded net tax provisions of $149,400 and $40,900 for the nine and three month periods ended September 30, 1998, due to foreign taxable income for those periods. The provisions were reduced by deferred tax benefits in the amount of $616,400 and $35,200 resulting from losses on domestic operations for the nine and three month periods ended September 30, 1998. Tax provisions of $1.8 million and $329,800 were recorded for the same periods of 1997.

Net Income (Loss)

Net income (loss) decreased to losses of $23.5 million and $1.9 million for the nine and three month periods ended September 30, 1998, from net income of $2.5 million and $598,600 for the same periods of 1997. The decreases reflect the changes in oil and gas sales, other revenues, production costs, general and administrative expenses, depletion, depreciation and amortization expenses, writedown of oil and gas properties, interest expense, other income (expense) and provision (benefit) for taxes on income (loss) discussed above.

The Company's oil and gas producing business is not seasonal in nature.

Liquidity and Capital Resources

Since 1991, the Company's strategy has emphasized growth through the acquisition of producing properties with significant exploration and development potential. In 1996, the Company expanded its focus to emphasize drilling, enhanced recovery methods and increased production efficiencies. During the past five years, the Company financed its acquisitions and other capital expenditures primarily through secured bank financing, the creation of joint interest operations and production payment obligations, and sales of Common Stock, Preferred Stock and the Debentures. During 1997, the Company's capital expenditures did not produce expected increases in reserves, which, when coupled with the decline in oil and gas prices, reduced the amount of reserves against which the Company could borrow and cash flow with which to service debt and fund its ongoing operations. The Company has a working capital deficit due principally to this condition and the reclassification as a current liability of the entire indebtedness with its principal commercial lender. The Company has negotiated the sale of certain producing oil and gas assets, the proceeds of which were used to reduce bank indebtedness and provide working capital. In September 1998, the Company listed certain of its California real estate properties with a broker, and in October 1998, the Company listed its domestic non-California producing oil and gas properties with a broker. Proceeds from the sale of such properties will be used to reduce bank indebtedness and provide working capital. The consummation of the Common Stock Purchase Agreement between the Company and HVI will result in a cash infusion into the Company of $7.5 million.

The  Company  ordinarily  creates  budgets  for  short  and  long  term  capital expenditures, and had initially budgeted a minimum of $12.0 million and a maximum of $18.3 million for 1998 capital expenditures. In the Company's present financial condition, it is budgeting, on a current basis, only absolutely essential capital expenditures. The Company currently is budgeting one year at a time and has deferred any long term capital expenditure program. The Company has deferred certain capital expenditures in the following areas: (I) Coalinga exploration project in California, (ii) other California projects, where the
Company is actively seeking a farmout for some of its properties and where development work has been delayed, (iii) Indonesia, where spending has been significantly reduced, and (iv) Louisiana, where a seismic study and other developmental work has been delayed. Those deferments may have an adverse effect on the Company's growth rate. The Company may elect to make further deferrals of capital expenditures if oil prices remain at current levels. Capital expenditures beyond 1998 will depend upon 1998 drilling results, improved oil prices and the availability of external financing.

Summary cash flow information for the nine month periods ended September 30, 1998 and 1997 is as follows:

                                                                     1998                     1997
                                                                     ----                     ----

Net cash provided by operating activities                      $    4,683,400           $ 11,976,500

Net cash used in investing activities                          $     (599,100)          $(30,812,500)

Net cash provided by (used in) financing activities            $   (4,397,200)          $ 18,330,900


Working Capital

The Company's working capital deficit increased $18.1 million to a deficit of $29.8 million at September 30, 1998, from a deficit of $11.7 million at December 31, 1997. This decrease was due in part to the classification of $10.8 million (net of payments during the year 1998) of the Company's revolving long-term debt with its principal commercial lender as a current liability. A net increase of $6.3 million in accounts payable, accrued liabilities and income taxes payable over accounts receivable, cash balances and other current assets during the nine months ended September 30, 1998, was due primarily to costs incurred for the Company's drilling and development activities and contributed to the increase in the working capital deficit.

In addition, the Company borrowed $4.2 million from Omimex Resources, Inc. in June 1998 to fund a partial redemption of outstanding Preferred Stock and to reduce indebtedness under one of the Company's short-term bank loans. The indebtedness is classified as a current liability.

During the third quarter of 1998, the Company realized proceeds of approximately $4.9 million from the sale of producing oil and gas properties in Michigan, Alabama and Canada. Of this amount, $3.6 million was used to reduce long-term debt; the balance of approximately $1.3 million was utilized as working capital.

The Company is taking actions to address the working capital deficit. As discussed previously, the consummation of the pending transaction with HVI will provide a cash infusion into the Company of $7.5 million.

In conjunction with the Company's intention to divest itself of several producing properties in the mid-continent area, the Company had downsized its Edmond, OK office in October, 1998, and is negotiating for new, smaller leased premises. Employment levels in California have also been reduced as a result of the Company's decision to postpone additional development drilling in the Santa Maria Valley ("SMV") area, pending an increase in product prices and further evaluation of production performance from wells previously drilled in 1996 and 1997. In June 1998, the Company renegotiated the pricing structure for oil produced in the SMV and sold to its asphalt refinery. Such oil will now be sold at a minimum of $7.00 per barrel. Current postings are approximately $6.04 per barrel of oil. The Company produces approximately 1,610 barrels of oil per day in the SMV area.

Operating Activities

The Company's operating activities during 1998 provided net cash flow of $4.7 million. The net loss for the period of $23.5 million, adjusted for non-cash charges and credits, was responsible for a cash outflow of $540,400. Changes in other assets and liabilities provided $5.2 million of cash inflow.

Operating activities provided net cash flow of $12.0 million in 1997. Net income of $2.5 million, adjusted for non-cash charges and credits, provided cash inflow of $8.3 million. Changes in other asset and liabilities provided $3.7 million of cash inflow.

The decrease in cash flow from operations in 1998 was due principally to a decrease in oil and gas sales from $25.3 million in 1997 to $15.8 million in 1998. A 32.6% decrease in average sales price per BOE from $13.48 to $9.08, and a 10.5% decrease in production from 1.9 MMBOE to 1.7 MMBOE resulted in the $9.5 million decrease in oil and gas sales.

Investing Activities

Investing activities during 1998 resulted in a net cash outflow of $599,100. Approximately $5.7 million was expended for oil and gas property acquisition, exploration and development activities. Expenditures for domestic activities, including the drilling of a noncommercial exploratory well in California and two oil wells in New Mexico, amounted to approximately $3.5 million, while foreign activities, including an unsuccessful exploratory well in the United Kingdom and the drilling and completion of seven oil wells in Colombia, resulted in expenditures of approximately $2.2 million. An additional $507,000 was incurred for other capital expenditures. The Company realized proceeds in the total amount of $5.3 million from the sale of producing oil and gas properties in Michigan, Alabama and Canada, and $366,100 was collected on notes receivable.

Investing activities during 1997 resulted in a net cash outflow of $30.8 million. Approximately $26.7 million was expended for oil and gas property acquisition, exploration and development activities. Expenditures for domestic activities, including the drilling of eight horizontal wells and a pair of SAGD wells in California, two oil wells in New Mexico, and acquisitions in Michigan and Louisiana in the total amount of $8.4 million, amounted to approximately $22.4 million. Foreign activities, including an acquisition in Canada, the drilling of three wells in Canada, and the drilling and completion of seven wells in Colombia, resulted in expenditures of approximately $4.3 million. In addition, the Company expended approximately $2.4 million in connection with expansion of office facilities and in connection with its real estate, asphalt refining and pipeline operations. Notes receivable increased by approximately $1.7 million due principally to the issuance of a note to a joint interest partner in connection with the acquisition of a producing oil and gas property during the period.

Financing Activities

Financing activities during 1998 resulted in net cash outflow of $4.4 million. Borrowings from Omimex Resources, Inc. provided $4.2 million in cash inflow. Cash outflow during the period was attributed to payments of $7.0 million to reduce outstanding balances on the Company's credit facilities and $1.7 million to redeem a portion of Preferred Stock. Such payments were funded by the loan from Omimex, $3.5 million of proceeds from the sales of producing oil and gas properties, and $1.4 million from operations.

Financing activities during 1997 resulted in net cash inflow of $18.3 million. Transactions under the Company's principal credit facilities, including a loan of approximately $9.7 million to fund a property acquisition in Louisiana, resulted in net borrowings of approximately $18.6 million. Activities under other credit arrangements resulted in a net cash outflow of approximately $535,400. Proceeds from the exercise of Common Stock options provided a cash inflow of $227,500.

Credit Facilities

In September 1993, the Company established a reducing, revolving line of credit with Bank One, Texas, N.A. to provide funds for the retirement of a production note payable, the retirement of other short-term fixed rate indebtedness and for working capital. At September 30, 1998, the borrowing base under the revolving loan was $13.4 million subject to a monthly reduction of $300,000, of which $15.6 million was outstanding.

The Company has a second borrowing base credit facility that provided funding for development projects in California. At September 30, 1998, $814,000 was outstanding that matured for payment on July 31, 1998. The payment was not made and the note maturity was not extended. In September 1997, the Company borrowed $9.7 million from Bank One, Texas, N.A. to fund the acquisition cost of the Potash Field property. Principal payments of $7.0 million on December 31, 1997, and $2.0 million on June 5, 1998, reduced the outstanding balance to $688,000, due on July 31, 1998. The payment was not made and the note maturity was not extended.

In November, 1997, the Company secured a short term loan in the face amount of $3.0 million with Bank One, Texas, N.A. that was advanced in a series of tranches as needed to fund working capital requirements. The outstanding loan balance of $3.0 million at September 30, 1998, bears interest at the rate of prime plus 3% and matured for payment on July 31, 1998. The payment was not made and the note maturity was not extended.

Loans in the aggregate principal amount of $4.5 million that matured on July 31, 1998, have not been paid nor extended, and the borrowing base deficit of $2.2 million on the revolving loan has not been satisfied either by providing additional collateral to the bank, or reducing the outstanding principal balance. Based on the events described above, the entire principal indebtedness to the bank of $20.1 million has been classified as currently payable at September 30, 1998.

The Company's Canadian subsidiary has a demand revolving reducing loan with a borrowing base of $1.5 million, that reduces at the rate of $32,800 per month. At September 30, 1998, the loan was fully advanced with an outstanding balance of $1.5 million.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." FAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that interim financial reports issued to shareholders include selected information about reporting segments. The statement also established standards for related disclosures about products and services, geographic areas and major customers. The statement is effective for fiscal years beginning after December 15, 1997. The Company considers that its operations are principally in one industry segment: acquisition, exploration, development and production of oil and gas reserves. This information and information about major customers historically has been disclosed in the Company's annual financial statements.

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





Information Systems for the Year 2000

Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company has not completed its assessment of the Year 2000 issue, but currently believes that costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company has not automated many of its operations with information technology ("IT") systems and non-IT systems, and presently believes that the Company's existing computer systems and software will not need to be upgraded to mitigate the Year 2000 issues except that the Company must replace its current integrated accounting software in order to accurately process data beginning with the year 2000. Should it not do so, the Company would be unable to properly process and report upon its own operating data, as well as information provided to it by outside sources that are "Year 2000" compliant. The Company's third-party accounting software vendor has modified the current operating system utilized by the Company and expects to provide the modified system to the Company in the first quarter of 1999. The cost of this modification was included in the vendor's system support contract and will not be a significant additional expense to the Company.

The Company has not incurred material costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved.

The Company believes that some of the third parties with whom the Company has material relationships will not materially be affected by the Year 2000 issues as those third parties are relatively small entities which do not rely heavily on IT systems for their operations. The Company does not know whether the other third parties with whom the Company has material relationships will be affected by the Year 2000 issues. If the Company and third parties upon which it relies are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.


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

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS


    Gitte-Ten v. Saba Petroleum Company (Case No. CV 980202 Superior and Municipal Courts of the State of California, County of San Luis Obispo, March
1998). There has been no development in this matter subsequent to its initial disclosure by the Company as reported in Form 10-K/A for the period ending December 31, 1997.

    Orleans Levee Board v. Saba Energy of Texas, Inc., et al. (Docket No. 98-14233 Civil District Court, Parish of Orleans, State of Louisiana, August
1998). With respect to its interest in the Potash Field, Louisiana, The Company's subsidiary had suspended approximately $380,000 through January 1998 of royalties for unknown royalty owners who have since been identified. One of the parties, Orleans Levee Board, had instituted legal proceedings against the Company for all of the royalties suspended and double said amount for damages and for the dissolution of the subject leases. The Levee Board has agreed to an extension for the Company to respond pending a resolution with all identified royalty owners and/or their geologists in an attempt to reach an agreement regarding their respective allocations of said suspended royalties and to create a voluntary unit. The approximate amount of the suspended royalties upon the Company's acquisition of the subject property was approximately $372,000 which the Company had applied as an adjustment to the purchase price. The Company and/or its subsidiary bears the obligation to pay the royalties upon resolution. Failure to pay timely or a judgement for the Levee Board may result in the Company losing its interest in the leases and incurring a payment obligation for the royalties, interest, attorney's fees, and damages sought at double the amount of royalties.

    Land Use Matters. In early 1997, the Company received a letter from the office of the District Attorney of Santa Barbara County, which threatened commencement of legal proceedings based upon the Company's failure to respond to demands that it observe requirements of a land use permit previously issued to it authorizing the transportation of natural gas produced from its Cat Canyon properties to its Santa Maria refinery through a pipeline system owned in part by the Company. The Company has responded to the letter and has had discussions with representatives of the District Attorneys office and the concerned local agencies and believes that it is in the process of resolving the outstanding issues. The matter has been quiescent for several months.

    Statutory Liens. Statutory liens have been recorded against the Louisiana and New Mexico properties owned by the Company for the Company's failure to pay trade payables. Actions have been taken to proceed with foreclosure on some of these liens. Further, lawsuits have been filed and served upon the Company's subsidiaries for the payment of trade payables. The Company has contacted such categorical claims with respect to Louisiana known by it as of September 30, 1998 in the approximate amount of $800,000 to propose and agree upon a payment plan with the vendors in exchange for their forbearance on any further action. The Company has entered, is entering or plans to enter into payment plans agreed upon with such vendors and any additional vendors so required. The principal amount of a particular claim for which a lien was filed in Louisiana was paid by the Company to the vendor; the vendor agreed to forbear any further action on the lien until such time as the Company paid vendor's attorney's fees, said amount which vendor was to supply to the Company. While the Company was awaiting the advised amount of attorney's fees, the liens were foreclosed upon in October 1998, inadvertently according to the vendor. Vendor has agreed to release the foreclosure upon payment by the Company of attorney's fees in the approximate amount of $4,600.

    Chase v. Saba Petroleum, Inc. (Case No. SM108977, Superior Court of the State of California, County of Santa Barbara-Cook Division, July 1998). In July, 1998, the Company was served with a lawsuit filed by an individual alleging personal injury in the amount of $515,000 resulting from general negligence premises liability on one of the oil leases that the Company operates and which he claims occurred while supervising the installation of a pump into a well operated by the Company and on a drilling rig owned by a co-defendant. The Company is represented by counsel appointed by the Company's insurance carrier pursuant to a claim submitted under the Company's general liability policy.

     Saba Energy of Texas, Inc. v. Marks & Garner Production Ltd. Co., et al. (Case No. CV-97-106 FR District Court Lea County, State of New Mexico, March
1997). The Company instituted an action for declaratory judgment for the validity of the Company's oil, gas and mineral lease as being superior to the prior lease covering the subject lands, said prior lease, as the Company asserts, having expired pursuant to cessation of production. If the Company prevails, it will be obligated to pay consideration of approximately $55,000 to the Company's predecessor, the seller of the lease interest.

    Property Matters.  See Environmental Contingencies.

From time to time, the Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4:   SUBMISSION OF A MATTER TO A VOTE OF SECURITY HOLDERS

(a) On August 28, 1998, the Company held its annual meeting of shareholders.

(b) The annual meeting involved the election of directors of the Company for a one-year term to expire at the Company's 1999 annual meeting of shareholders, or until the successors to the directors have been elected and qualified. At such meeting the entire Board of Directors was elected and the persons listed in (c) were elected directors of the Company for the term stated above.

(c) The following shows the matters voted upon at the annual meeting, and the results of such voting:

1. Amendment of the Bylaws of the Company to provide up to seven members to serve as directors of the Company:


         ------------------------ ---------------------- -------------------------------- -------------------------

         Votes For                Votes Against          Withheld / Abstentions           Broker Nonvotes
         ------------------------ ---------------------- -------------------------------- -------------------------
         ------------------------ ---------------------- -------------------------------- -------------------------

         9,429,790                178,487                61,168
         ------------------------ ---------------------- -------------------------------- -------------------------


2. Election of Directors:


         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------

         Nominee                        Votes For        Votes Against       Withheld / Abstentions       Broker Nonvotes
         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------
         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------

         Ilyas Chaudhary                9,466,151        64,806              138,488
         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------
         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------

         Alex Cathcart                  9,478,741        54,116              136,588
         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------
         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------

         William Hagler                 9,487,001        45,856              136,588
         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------
         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------

         Charles Kohlhaas               9,504,971        27,886              136,588
         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------
         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------

         Faysal   Sohail                9,459,761        72,096              137,588
         ------------------------------ ---------------- ------------------- ---------------------------- ---------------------

3. Amendment of the Company's 1997 Stock Option Plan For The Non-Employee Directors providing for a grant of an option to acquire 15,000 shares of Common Stock at the fair market value on the date of the grant and vesting pro rata over five years:

         ---------------------- ----------------------- --------------------------- ----------------------

         Votes For              Votes Against           Withheld / Abstentions      Broker Nonvotes
         ---------------------- ----------------------- --------------------------- ----------------------
         ---------------------- ----------------------- --------------------------- ----------------------

         9,245,125              368,406                 55,864
         ---------------------- ----------------------- --------------------------- ----------------------

4. Ratification of the selection of Coopers & Lybrand L.L.P. as independent accountants for the Company for the year 1998:

         ---------------------- ----------------------- --------------------------- ----------------------

         Votes For              Votes Against           Withheld / Abstentions      Broker Nonvotes
         ---------------------- ----------------------- --------------------------- ----------------------
         ---------------------- ----------------------- --------------------------- ----------------------

         9,537,010              58,564                  73,871
         ---------------------- ----------------------- --------------------------- ----------------------


ITEM 5:  OTHER INFORMATION

Office Locations

In August, 1998, the Company elected to postpone the closure of its Edmond, Oklahoma office until such time as the Company divested itself of the properties managed by that office, and is negotiating for new, smaller leased premises. In September 1998, the Company moved its accounting offices from Irvine, California, to the executive office location in Santa Maria, California.

Directors and Officers

In July 1998, Ronald Ormand resigned as a member of the Company's Board of Directors.

In July 1998, Walton C. Vance resigned as Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. In August, 1998, Ilyas Chaudhary's appointment as Chief Executive Officer and President of the Company was reinstated pursuant to the terminated employment of Dr. Kohlhaas and Imran Jattala was appointed as the Company's Principal Accounting Officer.

At the Company's annual meeting of shareholders in August 1998, an amendment to the Company's Bylaws to provide up to seven members to serve as directors of the Company was approved, and the Board of Directors had determined the number of directors to serve on the Company's Board for a one-year term to expire at the 1999 annual meeting of shareholders to be five. Further at the annual meeting of shareholders in August 1998, the following members were elected to serve on the Company's Board of Directors: Ilyas Chaudhary, Alex Cathcart, William Hagler, Faysal Sohail, and Charles Kohlhaas.

Under the Common Stock Purchase Agreement, the Company appointed Randeep S. Grewal, Chairman and Chief Executive Officer of HVI, to the Board of Directors in October 1998. In addition, the Company agreed to upon the closing of the Common Stock Purchase Agreement appoint a second designee of HVI to the Board of Directors. Further, the consent letter to the Preferred Stock Transfer Agreement signed by the Company provides that upon that closing, a third designee of HVI shall be appointed to the Board of Directors. In connection with the foregoing, the Company agreed to obtain the resignations of three of its current directors, which will result in the three HVI designees representing a majority of seats on the Company's five-member Board of Directors.

In November 1998, Bradley Katzung's appointment as Vice President of Mid-Continent Operations terminated upon expiration of his employment agreement, Faysal Sohail resigned as a member of the Company's Board of Directors, and Ilyas Chaudhary resigned as a director, Chairman of the Board, Chief Executive Officer, President, and Principal Executive Officer of the Company and of each of the subsidiaries of the Company to facilitate the pending transaction with HVI. Upon Mr. Chaudhary's resignation, Mr. Hagler was appointed by the Company's Board of Directors as Chairman of the Board to serve through the closing of the transaction pending with HVI, and a management committee composed of Messrs. Hagler, Jattala and Grewal has been established by the Company's Board of Directors to manage the day-to-day affairs of the Company with the powers and duties generally prescribed in the Bylaws to the President continuing up to the closing of the transaction with HVI.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


o Exhibits filed for the quarter ended September 30, 1998.

EXHIBIT NUMBER     DESCRIPTION

10.1                                      Mutual    Termination    and   Release
                                          Agreement dated September 15, 1998, by
                                          and    among   the    Company,    Saba
                                          Acquisition,  Inc.,  Omimex Resources,
                                          Inc., the Omimex Resources, Inc.
                                          stockholders and Ilyas Chaudhary.

10.2                                      Employment Agreement with Imran Jattala dated July 23, 1998.

11.1                                      Computation of Earnings per Common Share

27.1                                      Financial Data Schedule


o No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                                                             SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SABA PETROLEUM COMPANY

         November 19, 1998                                   /s/ Imran Jattala
Date: ______________                                   By:  ___________________
                                                            Imran Jattala
                                                    Executive Vice President and
                                                         Chief Operating Officer



         November 19, 1998                                    /s/ Imran Jattala
Date: _______________                                   By: __________________
                                                            Imran Jattala
                                                     Chief Financial Officer and
                                                   Principal  Accounting Officer